Form 10-Q/A
period 2014-08-31
Betafox Corp.
filed 2014-12-23
CIK 1616156

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on December 23, 2014.

BETAFOX CORP.

By:		/s/ Giorgos Kallides
	Name:	Giorgos Kallides
	Title:	Principal Executive, Financial and Accounting Officer,
(Principal Executive, Financial and Accounting Officer)