Form 10-Q
period 2014-11-30
Betafox Corp.
filed 2014-12-29
CIK 1616156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

+ 17028794762
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   6,000,000 common shares issued and outstanding as of November 30, 2014.

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

BETAFOX CORP.

BALANCE SHEET

ASSETS	November 30, 2014 (Unaudited)	May 31, 2014 (Audited)

Current Assets
Cash and cash equivalents	$2,141	$3,495
Total Current Assets	2,141	3,495

Fixed Assets
Equipment	6,000	6,000
Total Fixed Assets	6,000	6,000

Total Assets	$8,141	$9,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Account payable	$387	$-
Loan from director	11,304	3,631

Total Liabilities	11,691	3,631

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,130,000 shares issued and outstanding	8,130	6,000
Additional paid-in capital	18,358	-
Deficit accumulated during the development stage	(30,038)	(136)

Total Shareholders’ Equity	(3,550)	5,864

Total Liabilities and Shareholders’ Equity	$8,141	$9,495

See accompanying notes to unaudited financial statements.

BETAFOX CORP.

STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS PERIOD ENDED NOVEMBER 30, 2014

 (UNAUDITED)

	Three Months Ended November 30, 2014	Six Months Ended November 30, 2014
Revenues	$0	$0

Operating Expenses
General and Administrative Expenses	23,515	29,902
Total Operating Expenses	23,515	29,902
Net Loss From Operations	(23,515)	(29,902)
Provision for Income Taxes	0	0

Net Loss	$(23,515)	$(29,902)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,866,374	6,430,820

See accompanying notes to unaudited financial statements.

BETAFOX CORP.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS PERIOD ENDED NOVEMBER 30, 2014

(UNAUDITED)

For the Six Months Ended November 30, 2014
Cash flows from operating activities:
Net loss for the period	$(29,902)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	387
Cash flows used in operating activities	(29,515)

Cash flows from financing activities:
Proceeds from sale of common stock	20,488
Loans payable	7,673

Cash flows provided by financing activities	28,161

Cash flows from investing activities
Equipment	-
Cash flows used in investing activities	-

Net increase (decrease) in cash	(1,354)

Cash, beginning of the period	3,495
Cash, end of the period	$2,141

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to unaudited financial statements.

BETAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Betafox Corp. was incorporated in the State of Nevada on September 10, 2013. We are a development-stage company formed to manufacture and sell color candles.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of November 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending November 30, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $2,141 of cash as of November 30, 2014.

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

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014.

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

On September 30, 2014 a director loaned $2,911 to the Company

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $11,304 as of November 30, 2014.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 6, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

During the period from June 2014 to November 2014, the Company issued 2,130,000 shares of common stock to a director for net cash proceeds of $20,488 at $0.01 per share.

There were 8,130,000 shares of common stock issued and outstanding as of November 30, 2014.

BETAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(UNAUDITED)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 7 – INCOME TAXES

As of May 31, 2014, the Company had net operating loss carry forwards of approximately $136 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

MAY 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 46
Less: valuation allowance	(46)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

MAY 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 46
Less: valuation allowance	(46)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $136 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations from November 30, 2014 to the date these financial statements were issued, December 17, 2014, and through the date that they were filed, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company established a fiscal year end of May 31. As of November 30, 2014, we have not generated any revenues, have minimal assets and have incurred losses.

Product

Our products are candles with colored flames. Produced candles can be in different shapes, heights, wax colors, and most importantly the flame colors.

Manufacturing equipment:

Technical specifications: AZS-В candle making machine

Energy consumption: 380v/8.5kw

Net weight: 240kg

Dimensions: 142 L х 54 W х 115 H (sm)

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

THREE AND SIX MONTHS PERIOD ENDED NOVEMBER 30, 2014

Our net losses for the three and six months period ended November 30, 2014 were $23,515 and 29,902. During the three month period ended November 30, 2014 we have not generated any revenue.

During the three and six months period ended November 30, 2014 our operating expenses were bank service charges and professional fees. The weighted average numbers of shares outstanding were 6,866,374 and 6,430,820 for the three and six months period ended November 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS PERIOD ENDED NOVEMBER 30, 2014

As at November 30, 2014, our total assets were $8,141. Total assets were comprised of $2,141 in cash and fixed assets of $6,000. As at November 30, 2014, our current liabilities were $11,691. Stockholders’ equity was a deficit of $3,550.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months period ended November 30, 2014, net cash flows used in operating activities was $29,902

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months period ended November 30, 2014, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended November 30, 2014, net cash flows provided by financing activities was $28,161.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on December 11, 2014.

BETAFOX CORP.

By:		Giorgos Kallides
	Name:	Giorgos Kallides
	Title:	Principal Executive, Financial and Accounting Officer,
(Principal Executive, Financial and Accounting Officer)