Form 10-Q
period 2015-02-28
Betafox Corp.
filed 2015-04-08
CIK 1616156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   8,130,000 common shares issued and outstanding as of February 28, 2015.

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

BETAFOX CORP.

BALANCE SHEET

ASSETS	February 28, 2015 (Unaudited)	May 31, 2014 (Audited)

Current Assets
Cash and cash equivalents	$676	$3,495
Total Current Assets	676	3,495

Fixed Assets
Equipment	6,000	6,000
Total Fixed Assets	6,000	6,000

Total Assets	$6,676	$9,495

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Account payable	$468	$-
Loan from director	13,304	3,631

Total Liabilities	13,772	3,631

Shareholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 8,130,000 and 6,000,000 shares issued and outstanding respectively	8,130	6,000
Additional paid-in capital	18,358	-
Deficit accumulated during the development stage	(33,584)	(136)

Total Shareholders’ Equity	(7,096)	5,864

Total Liabilities and Shareholders’ Equity	$6,676	$9,495

See accompanying notes to unaudited financial statements.

BETAFOX CORP.

STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS PERIOD ENDED FEBRUARY 28, 2015

 (UNAUDITED)

	Three Months Ended February 28,		Nine months Ended February 28, 2015
	2015	2014
Revenues	$0	$0	$0

Operating Expenses
General and Administrative Expenses	3,545	0	33,448
Total Operating Expenses	3,545	0	33,448
Net Loss From Operations	(3,545)	0	(33,448)
Provision for Income Taxes	0	0	0

Net Loss	$(3,545)	$0	$(33,448)

Net Loss Per Share: Basic and Diluted	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,130,000	0	6,990,989

See accompanying notes to unaudited financial statements.

BETAFOX CORP.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS PERIOD ENDED FEBRUARY 28, 2015

(UNAUDITED)

For the Nine months Ended February 28, 2015
Cash flows from operating activities:
Net loss for the period	$(33,448)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	468
Cash flows used in operating activities	(32,980)

Cash flows from financing activities:
Proceeds from sale of common stock	20,488
Loans payable	9,673

Cash flows provided by financing activities	30,161

Cash flows from investing activities
Equipment	-
Cash flows used in investing activities	-

Net increase (decrease) in cash	(2,819)

Cash, beginning of the period	3,495
Cash, end of the period	$676

Supplemental Cash Flow Information:
Interest paid	$-
Income taxes paid	$-

See accompanying notes to unaudited financial statements.

BETAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Betafox Corp. was incorporated in the State of Nevada on September 10, 2013. We are a development-stage company formed to manufacture and sell color candles.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of February 28, 2015.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending February 28, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $676 of cash as of February 28, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

The Company has not started it operations as of February 28, 2015. In management opinion, recognition of amortization is not required as of February 2015.

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

BETAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

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

On December 15, 2014 a director loaned $2,000 to the Company

The loans are unsecured, non-interest bearing and due on demand.

The balance due to the director was $13,304 as of February 28, 2015.

BETAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 6, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

During the period from June 2014 to February, 2015, the Company issued 2,130,000 shares of common stock for net cash proceeds of $20,488 at $0.01 per share.

There were 8,130,000 shares of common stock issued and outstanding as of February 28, 2015.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations from February 28, 2015 to the date these financial statements were issued on April 2, 2015 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company established a fiscal year end of May 31. As of February 28, 2015, we have not generated any revenues, have minimal assets and have incurred losses.

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

THREE AND NINE MONTHS PERIOD ENDED FEBRUARY 28, 2015

Our net losses for the three and nine months period ended February 28, 2015 were $3,545 and $33,448. During the nine month period ended February 28, 2015 we have not generated any revenue.

During the three and nine months period ended February 28, 2015 our operating expenses were bank service charges and professional fees. The weighted average numbers of shares outstanding were 8,130,000 and 6,990,989 for the three and nine months period ended February 28, 2015.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS PERIOD ENDED FEBRUARY 28, 2015

As at February 28, 2015, our total assets were $6,676. Total assets were comprised of $676 in cash and fixed assets of $6,000. As at February 28, 2015, our current liabilities were $13,772. Stockholders’ equity was a deficit of $7,096.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine months period ended February 28, 2015, net cash flows used in operating activities was $32,980

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months period ended February 28, 2015, we did not have any cash flows used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended February 28, 2015, net cash flows provided by financing activities was $30,161.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the Nicosia, Cyprus on April 8, 2015.

BETAFOX CORP.

By:	/s/	Giorgos Kallides
	Name:	Giorgos Kallides
	Title:	Principal Executive, Financial and Accounting Officer,
(Principal Executive, Financial and Accounting Officer)