Form 10-K
period 2015-05-31
Betafox Corp.
filed 2015-08-28
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-197968

Betafox Corp.

(Exact Name of Registrant as specified in its Charter)

Nevada	3990	33-1230099
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

One World Trade Center

EGD Global Suite 8500

New York, NY 10007

 (Address of Principal Executive Office)(Zip Code)

212-220-7102

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of August 25, 2015 the registrant had 8,130,000 shares of common stock issued and outstanding. No active trading market has been established as of August 25, 2015.

PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean BETAFOX CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

We were incorporated in Nevada on September 10, 2013. Our limited business until May 11, 2015, when control of our Company changed, was attempting to make candles. Because previous management was unable to raise sufficient capital to enable our Company to develop its intended operations, on that date, Mr. Giorgos Kallides, our previous majority shareholder and sole officer and director, sold his 6,000,000 shares to Future Continental Limited, and resigned all of his positions with our Company. Mr. Pei Lei became our new CEO and Chief Financial Officer, and, as part of the change of control, our previously limited operation was acquired by Mr. Kallides, the former principal, for $1 (see Items 10 and 12 herein).

New management has yet to cause our Company to acquire any assets or a business; therefore, we are deemed to be a “shell” company, as that term is defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934. New management is now exploring opportunities in internet service, software development, and smartphone apps industries, in China. New management is engaged in discussions with various unaffiliated third parties regarding possible acquisitions in those sectors for our Company, with the purpose of enhancing shareholder value. As of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to acquire any assets or businesses. Unless and until we acquire assets or a business, we will continue to be a “shell.”

Our financial statements report no revenue since inception, an accumulated deficit of $36,237 as of May 31, 2015 and a net loss of $36,101 for the year ended May 31, 2015. Our independent registered public accountant has issued an audit opinion for Betafox Corp. which includes a statement expressing substantial doubt as to our ability to continue as a going concern. If we are unable to successfully acquire assets or a business, we may fail. To date, the only operations we have engaged in were the development of a business plan and the purchase of a candle making machine.

Employees. Identification of Certain Significant Employees

We currently have no employees, other than our sole officer and director Mr. Li Pei, who receives no salary. We intend to hire additional employees only if and when we acquire assets or a business.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Government Regulation

Because we have not acquired an asset or a business, we are unable at this time to determine what governmental agencies will have jurisdiction over those assets or businesses, or what effect, if any, those government regulations will have over such assets or businesses.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  PROPERTIES.

We do not own any property.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and to the best of our knowledge and belief we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are quoted for trading on OTC Markets under the symbol “BFXX.” As of the date of this Annual Report we had 35 shareholders of record, and no active trading market has been established. There has been only one trade in our common stock, which was on April 27, 2015, at a price of $.02 per share.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

During the period from June 2014 to February, 2015, the Company issued 2,130,000 shares of common stock for net cash proceeds of $20,488 at $0.01 per share. Proceeds were used for general operating expenses. All shares were privately issued with a restrictive legend, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report ". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $36,237 as of May 31, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company acquiring profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. New management intends to finance operating costs over the next twelve months with loans from related parties, until we acquire an ongoing business, as to which there is no assurance.

FISCAL YEAR ENDED MAY 31, 2015 COMPARED TO PERIOD FROM INCEPTION (SEPTEMBER 10, 2013) TO MAY 31, 2014.

Operating Expenses

During the fiscal year ended May 31, 2015, we incurred expenses of $36,101 compared to $136 incurred during the period for inception (September 10, 2013) to May 31, 2014. The increase over the prior year can be attributed to increased audit, legal and transfer agent fees.

Net Loss

Our net loss for the fiscal year ended May 31, 2015 was $36,101 compared to a net loss of $136 for the period from inception (September 10, 2013) to May 31, 2013. The increase in net loss is a direct result of the increased fees as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2015

As of May 31, 2015, our current assets were $22 of cash, and our total liabilities were $468 of accounts payable.

CASH FLOW FOR THE FISCAL YEAR ENDED MAY 31, 2015 COMPARED TO PERIOD FROM INCEPTION (SEPTEMBER 10, 2013) TO MAY 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2015, net cash flows used in operating activities was $35,633. For the period from inception (September 10, 2013) to May 31, 2014, net cash flows used in operating activities was $136.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the fiscal year ended May 31, 2015. During the period from inception (September 10, 2013) to May 31, 2014, we used $6,000 to purchase candle-making equipment, which we no longer own.

Cash Flows from Financing Activities

For the fiscal year ended May 31, 2015, net cash provided by financing activities was $32,160. We received $20,488 from the sale of common stock and $11,672 from proceeds by way of loans from our former sole officer, director and principal shareholder. All loans from our former principal were cancelled when the change of control took place on May 11, 2015. For the period from inception September 10, 2013) to May 31, 2014, net cash from financing activities was $9,631, consisting of $6,000 received from proceeds from the sale of shares of our common stock and $3,631 received from by way of a loan from our former sole officer, director and principal shareholder.

PLAN OF OPERATION AND FUNDING

Unless and until we acquire an ongoing business, as to which there is no assurance, we expect that working capital requirements will continue to be funded through related party loans and/or further issuances of securities. There is no assurance that we will be able to meet our working capital requirement from either possible source.

We have no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, and we might be unable to continue in business.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not have any agreements at this time, to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our May 31, 2015 and May 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $36,237 as of May 31, 2015, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company acquiring profitable operations in the future and/or obtaining the necessary financing to meet its obligations arising from normal business operations when they come due. New management intends to finance operating costs over the next twelve months with loans from related parties and/or the private placement of common stock. There is no assurance that funds will be available from either possible source of financing operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

BETAFOX CORP.

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Betafox Corp.

We have audited the accompanying balance sheets of Betafox Corp. as of May 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the periods ended May 31, 2015 and from the period from September 10, 2013 (inception) through May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Betafox Corp. as of May 31, 2015 and 2014 and the results of its operations and cash flows for the periods ended May 31, 2015 and from the period from September 10, 2013 (inception) through May 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has yet to generate any revenues and is dependent upon obtaining additional capital resources which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 23, 2015

BETAFOX CORP.

BALANCE SHEETS

	May 31, 2015	May 31, 2014
ASSETS
Current Assets:
Cash	$22	$3,495
Total current assets	22	3,495
Property & equipment	—	6,000

Total Assets	$22	$9,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$468	$—
Due to a related party	—	3,631

Total Liabilities	468	3,631

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,130,000 and 6,000,000 shares issued and outstanding; respectively	8,130	6,000
Additional paid in capital	27,661	—
Accumulated deficit	(36,237)	(136)
Total Stockholders’ Equity (Deficit)	(446)	5,864
Total Liabilities and Stockholders’ Equity (Deficit)	$22	$9,495

The accompanying notes are an integral part of these financial statements.

BETAFOX CORP.

STATEMENTS OF OPERATIONS

	May 31, 2015	For the period from September 10, 2013 (inception) through May 31, 2014

Revenue	$—	$—

Operating Expenses:
General and administrative	36,101	136

Total operating expenses	36,101	136

Loss from operations	(36,101)	(136)

Provision for Income Taxes	—	—

Net Loss	$(36,101)	$(136)

Net loss per share – basic	$(0.00)	$(0.00)
Weighted average shares outstanding, basic & diluted	7,278,082	6,0000,000

The accompanying notes are an integral part of these financial statements.

BETAFOX CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Inception at September 10, 2013	—	$—	$—	$—	$—

Common stock issued for cash	6,000,000	6,000	—	—	6,000

Net loss for the year ended May 31, 2014	—	—	—	(136)	(136)

Balance at May 31, 2014	6,000,000	6,000	—	(136)	5,864

Common stock issued for cash	2,130,000	2,130	18,358	—	20,488

Change of control	—	—	9,303	—	9,303

Net loss for the year ended May 31, 2015	—	—	—	(36,101)	(36,101)

Balance at May 31, 2015	8,130,000	$8,130	$27,661	$(36,237)	$(446)

The accompanying notes are an integral part of these financial statements.

BETAFOX CORP.

STATEMENT OF CASH FLOWS

	May 31, 2015	For the period from September 10, 2013 (inception) through May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,101)	$(136)
Changes in assets and liabilities:
Increase in accounts payable	468	—
CASH FLOWS USED IN OPERATING ACTIVITIES	(35,633)	(136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(6,000)
CASH FLOWS USED BY INVESTING ACTIVITIES	—	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	20,488	6,000
Loans from a director	11,672	3,631
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	32,160	9,631

NET INCREASE (DECREASE) IN CASH:	(3,473)	3,495
Cash, beginning of year	3,495	—
Cash, end of year	$22	$3,495

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Forgiveness of related party debt	$15,304	$—
Fixed asset retained in change of control	$6,000	$—

The accompanying notes are an integral part of these financial statements.

BETAFOX CORP.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Betafox Corp. was incorporated in the state of Nevada on September 10, 2013, with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company.

As new management has yet to cause the Company to acquire any assets or a business; we are deemed to be a “shell” company, as that term is defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no revenues to date and an accumulated deficit of $36,237. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2015 and 2014.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The three levels of valuation hierarchy are defined as follows:

•

Level 1. Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line method over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-Based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Basic Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of May 31, 2015 and 2014 there were no potentially dilutive shares.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

During the year ended May 31, 2014, the company purchased a candle making machine that was never placed in service. In conjunction with the Stock Purchase Agreement dated April 26, 2015, the property was maintained by the seller. As this was not considered a disposal of an asset no expense was recognized. The $6,000 purchase price of the asset was debited to additional paid in capital.

NOTE 5 – LOAN FROM DIRECTOR

On May 6, 2014, a director loaned $2,269 to the Company.

On May 7, 2014, a director loaned $1,362 to the Company.

On July 22, 2014 a director loaned $4,762 to the Company.

On September 30, 2014 a director loaned $2,911 to the Company.

On December 15, 2014 a director loaned $2,000 to the Company.

On April 3, 2015 a director loaned $2,000 to the Company.

All funds were used for general operating purposes. The loans are unsecured, non-interest bearing and due on demand. On May 11, 2015, in conjunction with the Stock Purchase Agreement the balance due of $15,304 was forgiven by the seller and credited to additional paid in capital.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 6, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

During the period from June 2014 to February, 2015, the Company issued 2,130,000 shares of common stock for net cash proceeds of $20,488 at $0.01 per share.

There were 8,130,000 shares of common stock issued and outstanding as of May 31, 2015.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for Federal income tax consists of the following at May 31:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$12,274	$46
Less: valuation allowance	(12,274)	(46)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at May 31:

	2015	2014
Deferred tax asset attributable to:
Net operating loss carryover	$12,321	$46
Less: valuation allowance	(12,321)	(46)
Net deferred tax asset	$—	$—

At May 31, 2015, the Company had net operating loss carry forwards of approximately $36,237 that may be offset against future taxable income from the year 2015 to 2033. No tax benefit has been reported in the May 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, August 23, 2015 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 22, 2015, we were informed by the SEC that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of our previous auditing firm, Harris & Gillespie, PLLC. As a result of that revocation, we were required to retain a new auditing firm, and to re-audit our financial statements for the fiscal year ended May 31, 2014. On June 25, 2015, we filed with the SEC, on Form 8-K, a notification that we had retained the accounting firm of Michael Gillespie & Associates PLLC. That accounting firm has audited our financial statements for the fiscal year ended May 31, 2015 and re-audited our financial statements for the fiscal year ended May 31, 2014, which are filed as part of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 9A. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management ’ s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’ s activities.

2.

We did not maintain appropriate cash controls – As of May 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company ’ s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had very few transactions in the bank account.

3.

Lack of segregation of duties—We are currently a “shell” corporation, and have no employees other than our CEO and CFO—the same person.  Therefore, all accounting information is currently reviewed only by one person.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management ’ s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lei Pei One World Trade Center EGD Global Suite 8500 New York, NY 10007	38	President, Treasurer, Secretary and sole Director (Principal Executive, Financial and Accounting Officer)

Mr. Pei has a Bachelor’s degree in International Economic Law from Nankai University, China and a Master’s degree in International Business Law from the University of Manchester, UK. Mr. Pei has been a consultant to global, top 10 law firms regarding Chinese law related matters. Mr. Pei served as Legal Counsel for Liberty & Co. Solicitors in London, UK, from 2002 to 2005. He was a lawyer with the Beijing Concord & Partners from 2005 to 2007, and then with the Beijing office of the international law firm, Hogan Lovells, from 2007 to 2008. He served as a Managing Partner with King & Bond Law Firm in Beijing from 2008 to 2010. From 2010 to 2013, Mr. Pei served as the Co-founder and General Manager of Lawspirit Education Group Limited in Beijing, China. Mr. Pei is currently the National Senior Financial Planner of Chinese National Human Resources and the Ministry of Labor and Social Security, and Chairman and General Manager of Guangdong Wu Jie Business Union Technology Co., Ltd. Mr. Pei also serves as the Chief Operating Officer of Global Future City Holding Inc., a publicly-held company.

During the past ten years, Mr.Pei has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr.Pei was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr.Pei’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us since inception (September 10, 2014) through the fiscal year ending May 31, 2015 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Giorgos Kallides, former President, CEO, CFO, Treasurer, Chief Accounting Officer, Sole Director and Secretary

Lei Pei, Current sole officer and director	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

We have no employment agreement with Mr. Pei. We do not contemplate entering into any employment agreement until such time as we acquire assets or a business.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our former and current executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

As of August 30, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of August 30, 2015 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Future Continental, Ltd. Future Continental Limited P.O. Box 1239 Offshore Incorporations Centre, Victoria, Mahe, Republic of Seychelles	6,000,000 shares of common stock (direct)	73.8%

	Hongbo Yao(1) c/o Future Continental Limited P.O. Box 1239 Offshore Incorporations Centre, Victoria, Mahe, Republic of Seychelles

———————

(1)

Mr. Hongbo Yao is the owner of 100% of Future Continental Limited, and is therefore deemed to be the beneficial owner of the shares owned of record by Future Continental Limited.

The percent of class is based on 8,130,000 shares of common stock issued and outstanding as of the date of this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Shortly after inception on September 10, 2013, the Company issued 6,000,000 shares of its common stock at $0.001 per share to the President of the Company for total cash proceeds of $6,000.

Since inception (September 10, 2013) through May 11, 2015, when he resigned, Mr. Kallides, our former sole officer and director, and principal shareholder, had loaned the Company a total of $15,304 to pay for general and administrative expenses. On the date of his resignation, all amounts due to Mr. Kallides were cancelled. Mr. Kallides’ loans, when made, were non-interest bearing, due upon demand and unsecured.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal year ended May 31, 2015, we incurred approximately $6,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2015 and for the reviews of our financial statements for the quarters ended August 31, 2014, November 30, 2015, and February 28, 2015.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Annual Report.

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1

Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETAFOX CORP.

Dated: August 28, 2015	By:	/s/ Lei Pei
Lei Pei, President and Chief Executive Officer and Chief Financial Officer