Form 10-Q
period 2015-08-31
FUTURE WORLD GROUP, INC.
filed 2015-10-13
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-197968

FUTURE WORLD GROUP, INC.

(Exact name of registrant as specified in its charter)

Betafox Corp.

(former name of registrant)

Nevada	33-1230099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One World Trade Center EGD Global Suite 8500 New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 212-220-7102

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of October 13, 2015 the registrant had 8,130,000 shares of common stock issued and outstanding. No active trading market has been established as of October 13, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED BALANCE SHEETS

	August 31, 2015	May 31, 2015
	(Unaudited)	(audited)
ASSETS
Current Assets:
Cash	$—	$22
Total current assets	—	22

Total Assets	$—	$22

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,218	$468
Due to a related party	25,489	—

Total Liabilities	26,707	468

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,661	27,661
Accumulated deficit	(62,498)	(36,237)
Total Stockholders’ Equity (Deficit)	(26,707)	(446)
Total Liabilities and Stockholders’ Equity (Deficit)	$—	$22

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended August 31,
	2015	2014
Revenue	$—	$—

Operating Expenses:
General and administrative	834	6,387
Professional fees	25,427	—

Total operating expenses	26,261	6,387

Loss from operations	(26,261)	(6,387)

Provision for Income Taxes	—	—

Net Loss	$(26,261)	$(6,387)

Net loss per share – basic	$(0.00)	$(0.00)
Weighted average shares outstanding, basic & diluted	8,130,000	6,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the three months ended August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,261)	$(6,387)
Changes in assets and liabilities:
Increase in advances	—	(750)
Increase in accounts payable	750	468
CASH FLOWS USED IN OPERATING ACTIVITIES	(25,511)	(6,669)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from a director	25,489	4,762
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,489	4,762

NET INCREASE (DECREASE) IN CASH:	(22)	(1,907)
Cash, beginning of period	22	3,495
Cash, end of period	$—	$1,588

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Future World Group, Inc., was incorporated in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company.  On October 7, 2015, Future Continental, Ltd., transferred those 6,000,000 Shares to the Company’s sole officer and director, Lei Pei (the “Transferee”).

As a result of the transfer on October 7, 2015, there was a change of control of the Company. There is no family relationship between Future Continental, Ltd. and Lei Pei.  No cash consideration was paid by Mr.Pei; the consideration was the Transferee’s serving as, and continuing to serve as, the Company’s CEO. Also on October 7, 2015, the Company changed its corporate name to Future World Group, Inc.

As new management has yet to cause the Company to acquire any assets or a business; we are deemed to be a “shell” company, as that term is defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues to date and an accumulated deficit of $62,498. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2015 and May 31, 2015.

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

Stock-Based Compensation

We will account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

We will account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Basic Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of August 31, 2015 and 2014 there were no potentially dilutive shares.

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

NOTE 5 – LOANS FROM DIRECTOR

In the prior year a former Director loaned the company a total of $15,304. All funds were used for general operating purposes. The loans were unsecured, non-interest bearing and due on demand. On May 11, 2015, in conjunction with the Stock Purchase Agreement the balance due of $15,304 was forgiven by the seller and credited to additional paid in capital.

During the period ended August 31, 2015, the CEO loaned the company a total of $25,489. All funds were used for professional fees and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the period from June 2014 to February 2015, the Company issued 2,130,000 shares of common stock for net cash proceeds of $20,488 at $0.01 per share.

There were 8,130,000 shares of common stock issued and outstanding as of August 31, 2015.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, October 3, 2015 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $62,498 as of August 31, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

THREE MONTHS ENDED AUGUST 31, 2015 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2014.

Operating Expenses

During the three months ended August 31, 2015, we incurred expenses of $26,261 compared to $6,387 incurred during the three months ended August 31, 2014. During the current period $25,427 of our expenses were for professional fees and the major reason for the increase over the prior year. Professional fees consists of legal, accounting and audit fees.

Net Loss

Our net loss for the three months ended August 31, 2015 was $26,261, compared to a net loss of $6,387 for the same period ended August 31, 2014. The increase in net loss is a direct result of the increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED AUGUST 31, 2015

As of August 31, 2015, we had no current asset, and our total liabilities consisted of $1,218 of accounts payable and $25,489 of related party loans.

CASH FLOW FOR THE QUARTER ENDED AUGUST 31, 2015 COMPARED TO THE QUARTER ENDED AUGUST 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the quarter ended August 31, 2015, net cash flows used in operating activities was $25,511. For the same quarter ended August 31, 2014, net cash flows used in operating activities was $6,669.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the quarter ended August 31, 2015 or 2014.

Cash Flows from Financing Activities

For the quarter ended August 31, 2015, net cash provided by financing activities was $25,489. We received $0 from the sale of common stock and $25,489 from proceeds by way of related party loans. For the quarter ended August 31, 2014, net cash from financing activities was $4,762, consisting of $0 received from proceeds from the sale of shares of our common stock and $4,762 received from by way of a loan from our former sole officer, director and principal shareholder.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2015 and August 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013), resulting in an accumulated deficit of $62,498 as of August 31, 2015, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of August 31, 2015, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had very few transactions in the bank account.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit
Number	Name

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE WORLD GROUP, INC.

Date: October 13, 2015	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer