Form 10-Q
period 2015-11-30
FUTURE WORLD GROUP, INC.
filed 2016-01-13
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-197968

FUTURE WORLD GROUP, INC.

(Exact name of registrant as specified in its charter)

Betafox Corp.

(former name of registrant)

Nevada	33-1230099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

301 South Brea Canyon Road Walnut, CA	91789
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 909-718-7880

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

As of January 8, 2016 the registrant had 8,130,000 shares of common stock issued and outstanding. No active trading market has been established as of January 8, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED BALANCE SHEETS

	November 30, 2015	May 31, 2015
	(Unaudited)	(audited)
ASSETS
Current Assets:
Cash	$—	$22
Total current assets	—	22

Total Assets	$—	$22

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,200	$468
Due to a related party	53,612	—

Total Liabilities	59,812	468

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,661	27,661
Accumulated deficit	(95,603)	(36,237)
Total Stockholders’ Equity (Deficit)	(59,812)	(446)
Total Liabilities and Stockholders’ Equity (Deficit)	$—	$22

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended November 30,		For the six months ended November 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	795	23,515	1,629	29,902
Professional fees	32,310	—	57,737	—

Total operating expenses	33,105	23,515	59,366	29,902

Loss from operations	(33,105)	(23,515)	(59,366)	(29,902)

Provision for Income Taxes	—	—	—	—

Net Loss	$(33,105)	$(23,515)	$(59,366)	$(29,902)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding, basic & diluted	8,130,000	6,866,374	8,130,000	6,430,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,366)	$(29,902)
Changes in assets and liabilities:
Increase in accounts payable	5,732	387
CASH FLOWS USED IN OPERATING ACTIVITIES	(53,634)	(29,515)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	20,488
Loans from a director	53,612	7,673
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	53,612	28,161

NET DECREASE IN CASH:	(22)	(1,354)
Cash, beginning of period	22	3,495
Cash, end of period	$—	$2,141

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Future World Group, Inc., was incorporated in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company.  On October 7, 2015, Future Continental, Ltd. transferred those 6,000,000 Shares to the Company’s sole officer and director, Lei Pei (the “Transferee”).

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues to date and an accumulated deficit of $95,603. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

November 30, 2015

(Unaudited)

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

During the period ended November 30, 2015, the CEO loaned the company a total of $53,612. All funds were used for professional fees and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 6, 2014, the Company issued 6,000,000 shares of common stock to a director for cash proceeds of $6,000 at $0.001 per share.

During the period from June 2014 to February 2015, the Company issued 2,130,000 shares of common stock for net cash proceeds of $20,488 at $0.01 per share.

There were 8,130,000 shares of common stock issued and outstanding as of November 30, 2015.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, January 8, 2016 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $95,603 as of November 30, 2015. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

THREE MONTHS ENDED NOVEMBER 30, 2015 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2014.

Operating Expenses

During the three months ended November 30, 2015, we incurred expenses of $33,105 compared to $23,515 incurred during the three months ended November 30, 2014. During the current period $32,310 of our expenses were for professional fees and the major reason for the increase over the prior year. Professional fees consist of legal, accounting and audit fees.

Net Loss

Our net loss for the three months ended November 30, 2015 was $33,105, compared to a net loss of $23,515 for the prior period ended November 30, 2014. The increase in net loss is a direct result of the increase in professional fees.

SIX MONTHS ENDED NOVEMBER 30, 2015 COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2014.

Operating Expenses

During the six months ended November 30, 2015, we incurred expenses of $59,366 compared to $29,902 incurred during the six months ended November 30, 2014. During the current period $57,737 of our expenses were for professional fees and the major reason for the increase over the prior year. Professional fees consist of legal, accounting and audit fees.

Net Loss

Our net loss for the six months ended November 30, 2015 was $59,366, compared to a net loss of $29,902 for the prior period ended November 30, 2014. The increase in net loss is a direct result of the increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2015, net cash flows used in operating activities was $53,634. For the same period ended November 30, 2014, net cash flows used in operating activities was $29,515.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the quarter ended November 30, 2015 or 2014.

Cash Flows from Financing Activities

For the six months ended November 30, 2015, net cash provided by financing activities was $53,612 received by way of related party loans. For the six months ended November 30, 2014, net cash from financing activities was $28,161, consisting of $20,488 received from proceeds from the sale of shares of our common stock and $7,673 received by way of a loan from our former sole officer, director and principal shareholder.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2015 and 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013), resulting in an accumulated deficit of $95,603 as of November 30, 2015, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2015, based on criteria established in Internal Control Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2015, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURE WORLD GROUP, INC.

Date: January 13, 2015	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer