Form 10-Q
period 2016-02-29
FUTURE WORLD GROUP, INC.
filed 2016-04-04
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 29, 2016

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

As of March 29, 2016 the registrant had 8,130,000 shares of common stock issued and outstanding. No active trading market has been established as of March 29, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED BALANCE SHEETS

	February 29, 2016	May 31, 2015
	(Unaudited)	(audited)
ASSETS
Current Assets:
Cash	$55,200	$22
Total current assets	55,200	22

Total Assets	$55,200	$22

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$468
Due to a related party	124,653	—

Total Liabilities	124,653	468

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,661	27,661
Accumulated deficit	(105,244)	(36,237)
Total Stockholders’ Equity (Deficit)	(69,453)	(446)
Total Liabilities and Stockholders’ Equity (Deficit)	$55,200	$22

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	495	3,545	2,124	17,934
Professional fees	9,146	—	66,883	15,514

Total operating expenses	9,641	3,545	69,007	33,448

Loss from operations	(9,641)	(3,545)	(69,007)	(33,448)

Provision for Income Taxes	—	—	—	—

Net Loss	$(9,641)	$(3,545)	$(69,007)	$(33,448)

Net loss per share – basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding, basic & diluted	8,130,000	8,130,000	8,130,000	6,990,989

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,007)	$(33,448)
Changes in assets and liabilities:
Accounts payable	(468)	468
CASH FLOWS USED IN OPERATING ACTIVITIES	(69,475)	(32,980)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	20,488
Loans from a related party	124,653	9,673
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	124,653	30,161

NET INCREASE (DECREASE) IN CASH:	55,178	(2,819)
Cash, beginning of period	22	3,495
Cash, end of period	$55,200	$676

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FUTURE WORLD GROUP, INC.

(Formerly Betafox Corp.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Future World Group, Inc. (the “Company”), was incorporated in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company.  On October 7, 2015, Future Continental, Ltd. transferred those 6,000,000 Shares to the Company’s sole officer and director, Lei Pei (the “Transferee”).

As a result of the transfer on October 7, 2015, there was a change of control of the Company. There is no family relationship between Future Continental, Ltd. and Lei Pei.  No cash consideration was paid by Mr.Pei; the consideration was the Mr. Pei’s serving as, and continuing to serve as, the Company’s CEO. Also on October 7, 2015, the Company changed its corporate name to Future World Group, Inc.

As new management has yet to cause the Company to acquire any assets or a business; we are deemed to be a “shell” company, as that term is defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues to date and an accumulated deficit of $105,244. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

February 29, 2016

(Unaudited)

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

NOTE 5 – RELATED PARTY LOANS

In the prior year a former Director loaned the Company a total of $15,304. All funds were used for general operating purposes. The loans were unsecured, non-interest bearing and due on demand. On May 11, 2015, in conjunction with the Stock Purchase Agreement the balance due of $15,304 was forgiven by the Seller and credited to additional paid in capital.

During the period ended February 29, 2016, the CEO loaned the Company a total of $53,912. All funds were used for professional fees and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

During the period ended February 29, 2016, another company owned by the CEO loaned the Company a total of $70,740. Some of the funds were used for professional fees and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On May 6, 2014, the Company issued 6,000,000 shares of common stock to a former director for cash proceeds of $6,000 at $0.001 per share.

During the period from June 2014 to February 2015, the Company issued 2,130,000 shares of common stock for net cash proceeds of $20,488 at $0.01 per share.

There were 8,130,000 shares of common stock issued and outstanding as of February 29, 2016.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, March 25, 2016 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $105,244 as of February 29, 2016. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months ended February 29, 2016 Compared to the Three Months ended February 28, 2015

Operating Expenses

During the three months ended February 29, 2016, we incurred expenses of $9,641 compared to $3,545 incurred during the three months ended February 28, 2015. During the current period $9,146 of our expenses were for professional fees and the major reason for the increase over the prior period. Professional fees consist of legal, accounting and audit fees.

Net Loss

Our net loss for the three months ended February 29, 2016 was $9,641, compared to a net loss of $3,545 for the prior period ended February 28, 2015. The increase in net loss is a direct result of the increase in professional fees.

Results of Operations for the Nine Months ended February 29, 2016 Compared to the Nine Months ended February 28, 2015

Operating Expenses

During the nine months ended February 29, 2016, we incurred expenses of $69,007 compared to $33,448 incurred during the nine months ended February 28, 2015. During the current period $66,883 of our expenses were for professional fees and the major reason for the increase over the prior year. Professional fees consist of legal, accounting and audit fees.

Net Loss

Our net loss for the nine months ended February 29, 2016 was $69,007, compared to a net loss of $33,448 for the prior period ended February 28, 2015. The increase in net loss is a direct result of the increase in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 29, 2016, net cash flows used in operating activities was $69,475. For the same period ended c, net cash flows used in operating activities was $32,980.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the periods ended February 29, 2016 or February 28, 2015.

Cash Flows from Financing Activities

For the nine months ended February 29, 2016, net cash provided by financing activities was $124,653 received by way of related party loans. For the nine months ended February 28, 2015, net cash from financing activities was $30,161, consisting of $20,488 received from proceeds from the sale of shares of our common stock and $9,673 received by way of a loan from our former sole officer, director and principal shareholder.

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013), resulting in an accumulated deficit of $105,244 as of February 29, 2016, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2016, based on criteria established in Internal Control Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit
Number	Name

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE WORLD GROUP, INC.

Date: March 29, 2016	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer