Form 10-K
period 2016-05-31
FUTURE WORLD GROUP, INC.
filed 2016-08-25
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

301 South Brea Canyon Road

Walnut, CA 91789

 (Address of Principal Executive Office)(Zip Code)

909-718-7880

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of August 26, 2016 the registrant had 8,130,000 shares of common stock issued and outstanding. No active trading market has been established as of August 26, 2016.

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

As used in this annual report, and unless otherwise indicated, the terms "we", "us", "our", "the Company", mean FUTURE WORLD GROUP, INC., formerly known as Betafox Corp.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

We were incorporated in Nevada on September 10, 2013, as Betafox Corp. Our limited business until May 11, 2015, when control of our Company changed, was attempting to make candles. Because previous management was unable to raise sufficient capital to enable our Company to develop its intended operations, on that date, Mr. Giorgos Kallides, our previous majority shareholder and sole officer and director, sold his 6,000,000 shares to Future Continental Limited, and resigned all of his positions with our Company. Mr. Pei Lei became our new CEO and Chief Financial Officer, and, as part of the change of control, our previously limited operation was acquired by Mr. Kallides, the former principal, for $1 (see Items 10 and 12 herein).  In November, 2015, we changed our corporate name to Future World Group, Inc.

As reported in our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 8, 2016, Mr. Pei’s affiliate company Sky Rover Holdings, Ltd. loaned us $1,000,000 (the “Loan”), pursuant to a three-year, unsecured promissory note bearing interest at 5% (payable in cash or in kind at our option), and convertible into our common shares at $.04 per share (including interest payable in kind).  The proceeds of the Loan are intended to be used for working capital.

The Loan was made recently; and as yet, management has yet to cause our Company to acquire any assets or a business.  Therefore, notwithstanding the Loan proceeds, we are deemed to be a “shell” company, as that term is defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934.  Management is now exploring opportunities in internet service, software development, smartphone apps industries, and block chain technology development on commercial applications.  We are engaged in discussions with various unaffiliated third parties regarding possible acquisitions in those sectors for our Company, with the purpose of enhancing shareholder value. As of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to acquire any assets or businesses. Unless and until we acquire assets or a business, we will continue to be a “shell.”

Our financial statements report no revenue since inception, an accumulated deficit of $113,689 as of May 31, 2016 and a net loss of $77,452 for the fiscal year ended May 31, 2016. Our independent registered public accountant has issued an audit opinion for our Company, which includes a statement expressing substantial doubt as to our ability to continue as a going concern. If we are unable to successfully acquire assets or a business, we may fail. To date, the only operations we have engaged in were the development of a business plan and the purchase of a candle making machine, which business was sold for $1 in May, 2015.

Employees. Identification of Certain Significant Employees

We currently have no employees, other than our sole officer and director Mr. Li Pei, who receives no salary. We currently work with other software providers to explore business opportunities in the block chain industry. We intend to hire additional employees only if and when we acquire assets or a business.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are quoted for trading on OTC Markets under the symbol “EGDS.” As of the date of this Annual Report we had 37 shareholders of record, and no active trading market has been established. There has been only one trade in our common stock, which was on April 27, 2015, at a price of $.02 per share.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

On August 1, 2016, we received proceeds of $1,000,000 from the Loan, described above.

During the quarter ended November 30, 2014, the Company issued 2,130,000 shares of common stock for net cash proceeds of $20,488 at $0.01 per share, pursuant to its public offering on Form S-1.   Proceeds were used for general operating expenses.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2016 COMPARED TO FISCAL YEAR ENDED MAY 31, 2015.

Operating Expenses

During the fiscal year ended May 31, 2016, we incurred expenses of $2,425 for general and administrative expenses, compared to $18,547 incurred during the fiscal year ended May 31, 2015; a decrease of $16,122 or 86.9%. The decrease in the current year can be attributed to a large decrease in transfer agent fees.

During the fiscal year ended May 31, 2016, we incurred expenses of $75,027 for professional fees, compared to $17,554 incurred during the fiscal year ended May 31, 2015; an increase of $57,473 or 327.4%. The increase in the current year can be attributed to increased legal fees.

Net Loss

Our net loss for the fiscal year ended May 31, 2016 was $77,452 compared to a net loss of $36,101 for the fiscal year ended May 31, 2015. The increase in net loss is a direct result of increased professional fees as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2016 and 2016

As of May 31, 2016, our current assets were $46,755 of cash, and our total liabilities were $124,653 of related party loans.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2016, net cash flows used in operating activities was $77,920, compared to $35,633 for the fiscal year ended May 31, 2015.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the fiscal years ended May 31, 2016 or May 31, 2015.

Cash Flows from Financing Activities

For the fiscal year ended May 31, 2016, net cash provided by financing activities was $124,653. For the fiscal year ended May 31, 2015, net cash provided by financing activities was $32,160. In the prior year we received $20,488 from the sale of common stock and $11,672 from proceeds by way of loans from our former sole officer, director and principal shareholder. All loans from our former principal were cancelled when the change of control took place on May 11, 2015.

PLAN OF OPERATION AND FUNDING

We recently received a loan of $1,000,000 from an affiliated company, which we expect will enable us to meet our working capital requirements for the reasonably near future.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2016 and May 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $113,689 as of May 31, 2016, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

FUTURE WORLD GROUP, INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Future World Group, Inc.

We have audited the accompanying balance sheet of Future World Group, Inc. as of May 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Future World Group, Inc. for the years ended May 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 22, 2016

FUTURE WORLD GROUP, INC.

BALANCE SHEETS

	May 31, 2016	May 31, 2015
ASSETS
Current Assets:
Cash	$46,755	$22
Total current assets	46,755	22

Total Assets	$46,755	$22

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$468
Due to a related party	124,653	—

Total Liabilities	124,653	468

Stockholders’ Equity:
Common stock, par value $0.001; 75,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,661	27,661
Accumulated deficit	(113,689)	(36,237)
Total Stockholders’ Equity (Deficit)	(77,898)	(446)
Total Liabilities and Stockholders’ Equity (Deficit)	$46,755	$22

The accompanying notes are an integral part of these financial statements.

FUTURE WORLD GROUP, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2016	2015
Revenue	$—	$—

Operating Expenses:
General and administrative	2,425	18,547
Professional fees	75,027	17,554

Total operating expenses	77,452	36,101

Loss from operations	(77,452)	(36,101)

Provision for Income Taxes	—	—

Net Loss	$(77,452)	$(36,101)

Net loss per share – basic	$(0.01)	$(0.00)
Weighted average shares outstanding, basic & diluted	8,130,000	7,278,082

The accompanying notes are an integral part of these financial statements.

FUTURE WORLD GROUP, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2014	6,000,000	$6,000	$—	$(136)	$5,864

Common stock issued for cash	2,130,000	2,130	18,358	—	20,488

Change of control	—	—	9,303	—	9,303

Net loss for the year ended May 31, 2015	—	—	—	(36,101)	(36,101)

Balance at May 31, 2015	8,130,000	8,130	27,661	(36,237)	(446)

Net loss for the year ended May 31, 2016	—	—	—	(77,452)	(77,452)

Balance at May 31, 2016	8,130,000	$8,130	$27,661	$(113,689)	$(77,898)

The accompanying notes are an integral part of these financial statements.

FUTURE WORLD GROUP, INC.

STATEMENT OF CASH FLOWS

	For the Years Ended May 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(77,452)	$(36,101)
Changes in assets and liabilities:
Accounts payable	(468)	468
Cash flows used in operating activities	(77,920)	(35,633)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	20,488
Loans from a director	124,653	11,672
Cash flows provided by financing activities	124,653	32,160

Net increase (decrease) in cash	46,733	(3,473)
Cash, beginning of year	22	3,495
Cash, end of year	$46,755	$22

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosure of non-cash activities
Forgiveness of related party debt	$—	$15,304
Fixed asset retained in change of control	$—	$6,000

The accompanying notes are an integral part of these financial statements.

FUTURE WORLD GROUP, INC.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Future World Group, Inc. was incorporated   in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company.

As new management has yet to cause the Company to acquire any assets or a business; we are deemed to be a “shell” company, as that term is defined pursuant to Rule 12b-2 under the Securities Exchange Act of 1934.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no revenues to date and an accumulated deficit of $113,689. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Reclassifications

Certain reclassifications have been made to the prior year financial information to conform to the presentation used in the financial statements for the year ended May 31, 2016.

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2016 and 2015.

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

Basic Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of May 31, 2016 and 2015 there were no potentially dilutive shares.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

During the year ended May 31, 2016, the CEO loaned the Company a total of $53,913. All funds were used for professional fees and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

During the year ended February 29, 2016, another company owned by the CEO loaned the Company a total of $70,740. Some of the funds were used for professional fees and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

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

There were 8,130,000 shares of common stock issued and outstanding as of May 31, 2016.

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

The provision for Federal income tax consists of the following at May 31:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$26,334	$12,274
Less: valuation allowance	(26,334)	(12,274)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at May 31:

	2016	2015
Deferred tax asset attributable to:
Net operating loss carryover	$38,654	$12,321
Less: valuation allowance	(38,654)	(12,321)
Net deferred tax asset	$—	$—

At May 31, 2016, the Company had net operating loss carry forwards of approximately $114,000 that may be offset against future taxable income from the year 2017 to 2036. No tax benefit has been reported in the May 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, August 22, 2016 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible into the common shares at any time before the due date, at a conversion price of $.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 22, 2015, we were informed by the SEC that the Public Company Accounting Oversight Board (“PCAOB”) had revoked the registration of our previous auditing firm, Harris & Gillespie, PLLC. As a result of that revocation, we were required to retain a new auditing firm, and to re-audit our financial statements for the fiscal year ended May 31, 2014. On June 25, 2015, we filed with the SEC, on Form 8-K, a notification that we had retained the accounting firm of Michael Gillespie & Associates PLLC. That accounting firm has audited our financial statements for the fiscal years ended May 31, 2016 and May 31, 2015, and re-audited our financial statements for the fiscal year ended May 31, 2014.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’ s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’ s activities.

2.

We did not maintain appropriate cash controls – As of May 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had very few transactions in the bank account.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lei Pei 301 South Brea Canyon Rd Walnut, CA 91789	39	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole Director

Mr. Pei has a Bachelor’s degree in International Economic Law from Nankai University, China and a Master’s degree in International Business Law from the University of Manchester, UK. Mr. Pei has been a consultant to global, top 10 law firms regarding Chinese law related matters. Mr. Pei served as Legal Counsel for Liberty & Co. Solicitors in London, UK, from 2002 to 2005. He was a lawyer with the Beijing Concord & Partners from 2005 to 2007, and then with the Beijing office of the international law firm, Hogan Lovells, from 2007 to 2008. He served as a Managing Partner with King& Bond Law Firm in Beijing from 2008 to 2010. From 2010 to 2013, Mr. Pei served as the Co-founder and General Manager of Lawspirit Education Group Limited in Beijing, China. Mr. Pei is currently the National Senior Financial Planner of Chinese National Human Resources and the Ministry of Labor and Social Security, and Chairman and General Manager of Guangdong Wu Jie Business Union Technology Co., Ltd.   He is also the sole shareholder and officer of Sky Rover, which loaned the Company $1,000,000 in August, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us since inception (September 10, 2014) through the fiscal year ending May 31, 2016 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Giorgos Kallides, former President, CEO, CFO, Treasurer, Chief Accounting Officer, Sole Director and Secretary

Lei Pei, Current sole officer and director	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

We have no employment agreement with Mr. Pei. We do not contemplate entering into any employment agreement until such time as we acquire assets or a business.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our former and current executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our current sole officer and director.

Compensation of Directors

The sole member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

CHANGE OF CONTROL

As of August 26, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of August 26, 2016 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Lei Pei	6,000,000 shares of common stock (direct)	73.8%

———————

(1)

Does not include any shares issuable upon conversion of the Note issued to Sky Rover, Mr. Pei’s affiliated company.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal year ended May 31, 2016, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2016 and for the reviews of our financial statements for the quarters ended August 31, 2015, November 30, 2015, and February 29, 2016.

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

FUTURE WORLD GROUP, INC.

Dated: August 25, 2016	By:	/s/ Lei Pei
Lei Pei, President and Chief Executive Officer and Chief Financial Officer