Form 10-Q
period 2016-08-31
FUTURE WORLD GROUP, INC.
filed 2016-10-21
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 18, 2016 the registrant had 8,130,000 shares of common stock issued and outstanding. There has been no trading in the registrant’s common stock since May, 2015.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Throughout this Form 10-Q Quarterly Report, the terms “We,” “Registrant,” “FWG” and “Company” all refer to Future World Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURE WORLD GROUP, INC.

BALANCE SHEETS

	August 31, 2016	May 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash	$452,862	$46,755
Total current assets	452,862	46,755

Total Assets	$452,862	$46,755

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest, related party	$4,167	$—
Due to a related party	174,153	124,653
Total Current Liabilities	178,320	124,653
Long Term Liabilities:
Convertible Note Payable	1,000,000	—

Total Liabilities	1,178,320	124,653

Stockholders’ Equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized, none shares issued and outstanding	—	—
Common stock, par value $0.001; 250,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,661	27,661
Accumulated deficit	(761,249)	(113,689)
Total Stockholders’ Equity (Deficit)	(725,458)	(77,898)
Total Liabilities and Stockholders’ Equity	$452,862	$46,755

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUTURE WORLD GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,
	2016	2015
Revenue	$—	$—

Operating Expenses:
General and administrative	1,838	834
Professional fees	19,850	25,427
Development expense	621,705	—

Total operating expenses	643,393	26,261

Loss from operations	(643,393)	(26,261)
Other expense:
Interest expense	(4,167)	—
Total other expense	(4,167)	—

Loss before provision for income taxes	(647,560)	(26,261)

Provision for Income Taxes	—	—

Net Loss	$(647,560)	$(26,261)

Net loss per share – basic	$(0.08)	$(0.00)
Weighted average shares outstanding, basic & diluted	8,130,000	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUTURE WORLD GROUP, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended August 31,
	2016	2015
Cash flows from operating activities:
Net loss for the period	$(647,560)	$(26,261)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	4,167	750
Cash flows used in operating activities	(643,393)	(25,511)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from a related party	1,049,500	25,489
Cash flows provided by financing activities	1,049,500	25,489

Net increase (decrease) in cash	406,107	(22)
Cash, beginning of period	46,755	22
Cash, end of period	$452,862	$—

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUTURE WORLD GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Future World Group, Inc. was incorporated in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company. The Company’s corporate office is located in Walnut, California.

On August 6, 2016 the Company signed Statements of Work (SOWs”) with Intellectsoft LLC, an unaffiliated company, to perform services for the development and administration of websites to support a mobile app which will enable consumers to purchase goods with Future World Group vouchers, and merchants will be able to sell their goods directly to the users, using this platform.

The SOWs provide that after this mobile app has been developed, Intellectsoft LLC will then proceed to phase 2, which is intended to be the development of this app for trade centers.

In total, FWG has agreed to pay Intellectsoft LLC $1,183,000 during the course of development of these apps. As of the date of this Report on Form 10-Q, the Company has paid $733,001 to Intellectsoft LLC.

In addition to the SOWs with Intellectsoft, between August 20, 2016 and September 27, 2016, the registrant signed five SOWs with hedgehog lab, an unaffiliated UK-based company which is also unaffiliated with Intellectsoft to provide additional services to the registrant in connection with the app being developed.  The objective of these services, to be completed in two phases, includes (1) creating a white labelled version of Future World which can be packaged up in a way by which small co-operatives of merchants can create their own eco systems of product selling and loyalty point trading, using “Future Vouchers”; (2) taking the current version of the app, improving the identified pain points and providing versions in English and Chinese, to allow the app to be used in Asia, Europe and North America, by the merchants and customers in as short a time as possible; (3) having a loyalty point trading platform visualized within the new iOS and Android applications, as well as defining the distribution of future vouchers and loyalty points; and (4) the creation of a prototype of a 3D globe system, visualizing the potential for the globalization of the app into cities.

In total, FWG has agreed to pay hedgehog lab 950,000 GBP, which is $1,216,000 during the course of development of these apps. As of the date of this Report on Form 10-Q, the Company has paid $814,614 to hedgehog lab.

As a result of the Company signing these SOWs and paying the amounts set forth above, the Company is executing its business plan, and is therefore no longer a “shell,” as that term is defined in Rule 12b-2 of the Exchange Act.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues to date and an accumulated deficit of $761,249. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending May 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2016.

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

NOTE 4 – RELATED PARTY LOANS

As of August 31, 2016 and May 31, 2016, the Company owed the Lei Pei, the CEO $103,412 and $53,913, respectively. All funds were used for professional fees and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of August 31, 2016 and May 31, 2016, the Company owed another company owned by the CEO $70,740 and $70,740, respectively. The funds were used for professional fees and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

Convertible Promissory Note

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible into the common shares at any time before the due date, at a conversion price of $.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of August 31, 2016 there is $4,167 of interest accrued on the loan.

If and when Sky Rover converts the entire $1,000,000 Note at the present conversion price of $.04 per share, Sky Rover would be issued 25,000,000 restricted shares of common stock.  Those shares, plus the 6,000,000 shares Mr. Pei currently owns, would give him beneficial ownership of 31,000,000 of the 33,130,000 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 93.6% of the then-outstanding shares.

NOTE 5 – PREFERRED STOCK

The Company has designated preferred stock consisting of 50,000,000 shares, par value $.001 per share. The voting powers, conversion features, if any, designations, preferences, limitations, restrictions and other rights of the preferred stock shall be prescribed by resolution of the Board of Directors at the time a specific series of preferred stock is designated.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, October 10, 2016 and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:

On September 27, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible into the common shares at any time before the due date, at a conversion price of $.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.).

Effective September 30, 2016, the Company increased its authorized shares to 300,000,000, consisting of 250,000,000 shares of common stock, par value $.001 per share, and 50,000,000 shares of preferred stock, par value $.001 per share.

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $761,249 as of August 31, 2016. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months ended August 31, 2016 Compared to the Three Months ended August 31, 2015

Operating Expenses

During the three months ended August 31, 2016, we incurred total operating expenses of $643,393 compared to $26,261 incurred during the three months ended August 31, 2015. During the current period professional fees decreased $5,577 to $19,850 from $25,427 in the prior period. Professional fees consist of legal, accounting and audit fees. Also, in the three months ended August 31, 2016, we incurred $621,705 for development and administration of websites to support our mobile app. There was no such expense in the prior period.

Net Loss

Our net loss for the three months ended August 31, 2016 was $647,560, compared to a net loss of $26,261 for the prior period ended August 31, 2015. The increase in net loss is a direct result of the increase in development fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2016, net cash flows used in operating activities was $643,393. For the same period ended August 31, 2015, net cash flows used in operating activities was $25,511.

Cash Flows from Investing Activities

We neither generated, nor used, funds in investing activities during the periods ended August 31, 2016 or August 31, 2015.

Cash Flows from Financing Activities

For the three months ended August 31, 2016, net cash provided by financing activities was $1,049,500 received by way of related party loans. For the three months ended August 31 2015, net cash from financing activities was $25,489, received by way of a loan from our former sole officer, director and principal shareholder.

PLAN OF OPERATION AND FUNDING

Unless and until we acquire an ongoing business, or until our transactions with Intellectsoft begins to generate positive cash flow, as to which there is no assurance, we expect that working capital requirements will continue to be funded through related party loans and/or further issuances of securities. There is no assurance that we will be able to meet our working capital requirement from either possible source.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the material commitments, in accordance with our SOWs with Intellectsoft and Hedgehog, that are described in note 1 of Notes to Financial Statements.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2016 and 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013), resulting in an accumulated deficit of $761,249 as of August 31, 2016, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 4. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.	Lack of segregation of duties—We currently have no employees other than our CEO and CFO—the same person. Therefore, all accounting information is currently reviewed only by one person.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control Integrated Framework issued by COSO.

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

FUTURE WORLD GROUP, INC.

Date: October 20, 2016	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer