Form 10-K/A
period 2016-05-31
FUTURE WORLD GROUP, INC.
filed 2016-11-22
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

Explanatory Note

The Registrant is filing this amended Annual Report on Form 10-K for the fiscal year ended May 31, 2016 only to delete the words “subject to the condition noted in the following paragraph” from the first sentence of the third paragraph of the Accountant’s Report dated August 22, 2016.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Future World Group, Inc. for the years ended May 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T.*

———————

*

Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE WORLD GROUP, INC.

Dated: November 21, 2016	By:	/s/ Lei Pei
Lei Pei, President and Chief Executive Officer and Chief Financial Officer