Form 10-Q
period 2016-11-30
FUTURE WORLD GROUP, INC.
filed 2017-01-17
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2016

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

As of January 11, 2017 the registrant had 8,130,000 shares of common stock issued and outstanding. There has been no trading in the registrant’s common stock since May, 2015.

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

GENERAL

Throughout this Form 10-Q Quarterly Report, the terms “We,” “Registrant,” “FWG” and “Company” all refer to Future World Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FUTURE WORLD GROUP, INC.

BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$878,710	$46,755
Total current assets	878,710	46,755

Total Assets	$878,710	$46,755

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest, related party	$34,584	$—
Due to a related party	174,152	124,653
Total Current Liabilities	208,736	124,653
Long Term Liabilities:
Convertible Notes Payable – Related Party	3,000,000	—

Total Liabilities	3,208,736	124,653

Stockholders’ Equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 250,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,662	27,661
Accumulated deficit	(2,365,818)	(113,689)
Total Stockholders’ Equity (Deficit)	(2,330,026)	(77,898)
Total Liabilities and Stockholders’ Equity	$878,710	$46,755

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUTURE WORLD GROUP, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	630	795	2,468	1,629
Professional fees	31,345	32,310	51,195	57,737
Development expense	1,542,177	—	2,163,882	—

Total operating expenses	1,574,152	33,105	2,217,545	59,366

Loss from operations	(1,574,152)	(33,105)	(2,217,545)	(59,366)

Other expense:
Interest expense	(30,417)	—	(34,584)	—
Total other expense	(30,417)	—	(34,584)	—

Loss before provision for income taxes	(1,604,569)	(33,105)	(2,252,129)	(59,366)

Provision for Income Taxes	—	—	—	—

Net Loss	$(1,604,569)	$(33,105)	$(2,252,129)	$(59,366)

Net loss per share – basic	$(0.20)	$(0.00)	$(0.28)	$(0.01)
Weighted average shares outstanding, basic & diluted	8,130,000	8,130,000	8,130,000	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUTURE WORLD GROUP, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30,
	2016	2015
Cash flows from operating activities:
Net loss for the period	$(2,252,129)	$(59,366)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	34,584	5,732
Cash flows used in operating activities	(2,217,545)	(53,634)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from a related party	3,049,500	53,612
Cash flows provided by financing activities	3,049,500	53,612

Net increase (decrease) in cash	831,955	(22)
Cash, beginning of period	46,755	22
Cash, end of period	$878,710	$—

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

FUTURE WORLD GROUP, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2016

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

In total, FWG has agreed to pay Intellectsoft LLC $1,183,000 during the course of development of these apps. As of the date of this Report on Form 10-Q, the Company has paid $1,170,390 to Intellectsoft LLC.

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

In total, FWG has agreed to pay hedgehog lab 950,000 GBP, which is $1,216,000 during the course of development of these apps. As of the date of this Report on Form 10-Q, the Company has paid $1,083,433 to hedgehog lab.

As a result of the Company signing these SOWs and paying the amounts set forth above, the Company is executing its business plan, and is therefore no longer a “shell,” as that term is defined in Rule 12b-2 of the Exchange Act.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues to date and an accumulated deficit of $2,365,818. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – RELATED PARTY LOANS

As of November 30, 2016, and May 31, 2016, the Company owed Sky Rover Holdings, Ltd. (“Sky Rover”), a company controlled by Lei Pei, the Company’s CEO and principal shareholder, $103,412 and $53,913, respectively. All funds expended to date have been used for professional fees, and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of November 30, 2016, and May 31, 2016, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

Convertible Promissory Note

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of November 30, 2016 there is $16,806 of interest accrued on this loan.

On September 27, 2016, Sky Rover loaned an additional $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of November 30, 2016 there is $17,778 of interest accrued on the loan.

If and when Sky Rover converts the entire $3,000,000 in Notes at the present conversion price of $0.04 per share, Sky Rover would be issued a total of 75,000,000 restricted shares of the Registrant’s common stock. Those shares, plus the 6,000,000 shares Mr. Pei currently owns, would give him beneficial ownership of 81,000,000 of the Registrant’s 83,130,000 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 97.4% of the then-outstanding shares.

NOTE 5 – PREFERRED STOCK

The Company has designated preferred stock consisting of 50,000,000 shares, par value $.001 per share. The voting powers, conversion features, if any, designations, preferences, limitations, restrictions and other rights of the preferred stock shall be prescribed by resolution of the Board of Directors at the time a specific series of preferred stock is designated.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, January 10, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $2,365,818 as of November 30, 2016. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months ended November 30, 2016 Compared to the Three Months ended November 30, 2015

Operating Expenses

During the three months ended November 30, 2016, we incurred total operating expenses of $1,574,152 compared to $33,105 incurred during the three months ended November 30, 2015. In the three months ended November 30, 2016, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $1,542,177. There was no such expense in the prior period. Professional fees decreased $965 to $31,345 from $32,310 in the prior period. Professional fees consist of legal, accounting and audit fees.

Other Expense

During the three months ended November 30, 2016, we incurred interest expense of $30,417 compared to $0 incurred during the three months ended November 30, 2015. The interest expense in the current period is due to the new convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the three months ended November 30, 2016 was $1,604,569, compared to a net loss of $33,105 for the prior period ended November 30, 2015. The significant increase in net loss is a direct result of the increase in development fees in connection with our mobile app and the increase in interest expense.

Results of Operations for the Six Months ended November 30, 2016 Compared to the Six Months ended November 30, 2015

Operating Expenses

During the six months ended November 30, 2016, we incurred total operating expenses of $2,217,545 compared to $59,366 incurred during the six months ended November 30, 2015. In the six months ended November 30, 2016, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $2,163,882. There was no such expense in the prior period. Professional fees decreased $6,542 to $51,195 from $57,737 in the prior period. Professional fees consist of legal, accounting and audit fees.

Other Expense

During the six months ended November 30, 2016, we incurred interest expense of $34,584 compared to $0 incurred during the six months ended November 30, 2015. The interest expense in the current period is due to the new convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the six months ended November 30, 2016 was $2,252,129, compared to a net loss of $59,366 for the prior period ended November 30, 2015. The significant increase in net loss is a direct result of the increase in development fees in connection with our mobile app and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2016, net cash flows used in operating activities was $2,217,545. For the same period ended November 30, 2015, net cash flows used in operating activities was $53,634.

Cash Flows from Investing Activities

We neither received nor used any investments in the six months ended November 30, 2016 or November 30, 2015.

Cash Flows from Financing Activities

For the six months ended November 30, 2016, net cash provided by financing activities was $3,049,500 received, by way of related party loans. For the six months ended November 30, 2015, net cash from financing activities was $53,612, received by way of a loan from our former sole officer, director and principal shareholder.

PLAN OF OPERATION AND FUNDING

Unless and until we acquire an ongoing business, or until our transactions with Intellectsoft and hedgehog labs begin to generate positive cash flow, as to which there is no assurance, we expect that working capital requirements will continue to be funded through related party loans and/or further issuances of other securities. There is no assurance that we will be able to meet our working capital requirement from either possible source.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the material commitments, in accordance with our SOWs with Intellectsoft and hedgehog labs, which are described in Note 1 of Notes to Financial Statements.

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013), resulting in an accumulated deficit of $2,365,818 as of November 30, 2016, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2016, based on criteria established in Internal Control Integrated Framework issued by COSO. There have been no changes in our internal controls and procedures during the quarter ended November 30, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2016, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURE WORLD GROUP, INC.

Date: January 13, 2017	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer