Form 10-Q
period 2017-02-28
GLOBAL ENTERTAINMENT CLUBS, INC.
filed 2017-04-03
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-197968

GLOBAL ENTERTAINMENT CLUBS, INC.

(Exact name of registrant as specified in its charter)

Future World Group, Inc.

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

As of March 17, 2017 the registrant had 8,130,000 shares of common stock issued and outstanding. There has been no trading in the registrant’s common stock since May, 2015.

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

GENERAL

Throughout this Form 10-Q Quarterly Report, the terms “We,” “Registrant,” “GEC” and “Company” all refer to Global Entertainment Clubs, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of February 28, 2017 (Unaudited) and May 31, 2016 (Audited)	4
Statements of Operations for the three and nine months ended February 28, 2017 and the three and nine months ended February 29, 2016 (Unaudited)	5
Statements of Cash Flows for the nine months ended February 28, 2017 and for the nine months ended February 29, 2016 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7

 GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

BALANCE SHEETS

	February 28, 2017	May 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash	$8,012,689	$46,755
Total current assets	8,012,689	46,755

Total Assets	$8,012,689	$46,755

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$52,550	$—
Accrued interest, related party	74,028	—
Due to related parties	219,317	124,653
Total Current Liabilities	345,895	124,653
Long Term Liabilities:
Convertible Notes Payable, related party	12,000,000	—

Total Liabilities	12,345,895	124,653

Stockholders’ Equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,662	27,661
Accumulated deficit	(4,368,998)	(113,689)
Total Stockholders’ Equity (Deficit)	(4,333,206)	(77,898)
Total Liabilities and Stockholders’ Equity	$8,012,689	$46,755

The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended February 28, 2017	For the three months ended February 29, 2016	For the nine months ended February 28, 2017	For the nine months ended February 29, 2016
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	730	495	3,198	2,124
Professional fees	27,200	9,146	78,395	66,883
Development expense	1,935,806	—	4,099,688	—

Total operating expenses	1,963,736	9,641	4,181,281	69,007

Loss from operations	(1,963,736)	(9,641)	(4,181,281)	(69,007)

Other expense:
Interest expense	(39,444)	—	(74,028)	—
Total other expense	(39,444)	—	(74,028)	—

Loss before provision for income taxes	(2,003,180)	(9,641)	(4,255,309)	(69,007)

Provision for Income Taxes	—	—	—	—

Net Loss	$(2,003,180)	$(9,641)	$(4,255,309)	$(69,007)

Net loss per share – basic	$(0.25)	$(0.00)	$(0.52)	$(0.01)
Weighted average shares outstanding, basic & diluted	8,130,000	8,130,000	8,130,000	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended February 28, 2017	For the Nine Months Ended February 29, 2016
Cash flows from operating activities:
Net loss for the period	$(4,255,309)	$(69,007)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	126,578	(468)
Cash flows used in operating activities	(4,128,731)	(69,475)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from a related party	12,094,665	124,653
Cash flows provided by financing activities	12,094,665	124,653

Net increase (decrease) in cash	7,965,934	55,178
Cash, beginning of period	46,755	22
Cash, end of period	$8,012,689	$55,200

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Global Entertainment Clubs, Inc. (“GEC”) was incorporated in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company. The Company’s corporate office is located in Walnut, California.

On August 6, 2016 the Company signed Statements of Work (“SOWs”) with Intellectsoft LLC, an unaffiliated company, to perform services for the development and administration of websites to support a mobile app which will enable consumers to purchase goods with Future World Group vouchers, and merchants will be able to sell their goods directly to the users, using this platform.

The SOWs provide that after this mobile app has been developed, Intellectsoft LLC will then proceed to phase 2, which is intended to be the development of this app for trade centers.

In total, GEC has agreed to pay Intellectsoft LLC $1,183,000 during the course of development of these apps. As of February 28, 2017 and the date of this Report on Form 10-Q, the Company has paid $2,560,004 and $2,658,025, respectively, to Intellectsoft LLC.

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

In total, GEC has agreed to pay hedgehog lab 950,000 GBP, which is $1,216,000 during the course of development of these apps. As of February 28, 2017 and the date of this Report on Form 10-Q, the Company has paid $1,487,508 and $1,522,598, respectively, to hedgehog lab.

As a result of the Company signing these SOWs and paying the amounts set forth above, the Company is executing its business plan, and is therefore no longer a “shell,” as that term is defined in Rule 12b-2 of the Exchange Act.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no revenues to date and an accumulated deficit of $4,368,998. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – RELATED PARTY LOANS

As of February 28, 2017, and May 31, 2016, the Company owed Sky Rover Holdings, Ltd. (“Sky Rover”), a company controlled by Lei Pei, the Company’s CEO and principal shareholder, $103,415 and $53,913, respectively. All funds expended to date have been used for professional fees, and other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of February 28, 2017, and May 31, 2016, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

On February 22, 2017, F&L Galaxy, Inc. another company owned by Mr. Pei, loaned the Company $45,165 for software development expense. The loan is unsecured, non-interest bearing and due on demand.

Convertible Promissory Note

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of February 28, 2017 there is $29,306 of interest accrued on this loan.

On September 27, 2016, Sky Rover loaned an additional $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of February 28, 2017 there is $42,778 of interest accrued on this loan.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017.  Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2017 there is $1,111 of interest accrued on this loan.

The loan of the $8,000,000, combined with the $3,000,000 previously loaned means that Sky Rover has loaned the Company a total of $11,000,000 since August, 2016. Sky Rover and the Company have not determined when the balance of the $20,000,000 loan will be completed, and it is subject to the terms being agreed upon, i.e., the interest rate, conversion price, and due date.

If and when Sky Rover converts the entire $8,000,000 Note at the present conversion price of $.08 per share to 100,000,000 shares, and assuming that Sky Rover also converts the $3,000,000 in notes which Sky Rover currently holds, at the conversion price of $.04 per share, Sky Rover would be issued a total of 175,000,000 restricted shares of the Company’s common stock.  Those shares, plus the 6,000,000 shares Mr. Pei currently owns, would give him beneficial ownership of 183,000,000 of the Company’s 185,130,000 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 98.8% of the then-outstanding shares.

NOTE 5 – PREFERRED STOCK

The Company has designated preferred stock consisting of 50,000,000 shares, par value $.001 per share. The voting powers, conversion features, if any, designations, preferences, limitations, restrictions and other rights of the preferred stock shall be prescribed by resolution of the Board of Directors at the time a specific series of preferred stock is designated. None of the preferred shares have been issued as of the date of this Report.

NOTE 6 – INCOME TAXES

The Company has been assessed by the IRS with a penalty of $30,000 in respect to the late filing of one of its corporate tax returns. The Company has appealed against the assessment and believes that it is probable that the appeal will be successful. Consequently, no liability for this assessed penalty has been recognized in these financial statements.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, March 30, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $4,368,998 as of February 28, 2017. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months ended February 28, 2017 Compared to the Three Months ended February 29, 2016

Operating Expenses

During the three months ended February 28, 2017, we incurred total operating expenses of $1,963,736 compared to $9,641 incurred during the three months ended February 29, 2016. In the three months ended February 28, 2017, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $1,935,806. There was no such expense in the prior period. Professional fees increased $18,054 to $27,200 from $9,146 in the prior period. Professional fees consist of legal, accounting and audit fees.

Other Expense

During the three months ended February 28, 2017, we incurred interest expense of $39,444 compared to $0 incurred during the three months ended February 29, 2016. The interest expense in the current period is due to the new convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the three months ended February 28, 2017 was $2,003,180, compared to a net loss of 9,641 for the prior period ended February 29, 2016. The significant increase in net loss is a direct result of the increase in development fees in connection with our mobile app and the increase in interest expense.

Results of Operations for the Nine Months ended February 28, 2017 Compared to the Nine Months ended February 29, 2016

Operating Expenses

During the nine months ended February 28, 2017, we incurred total operating expenses of $4,181,281 compared to $69,007 incurred during the nine months ended February 29, 2016. In the nine months ended February 28, 2017, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $4,099,688. There was no such expense in the prior period. Professional fees increased $11,512 to $78,395 from $66,883 in the prior period. Professional fees consist of legal, accounting and audit fees.

Other Expense

During the nine months ended February 28, 2017, we incurred interest expense of $74,028 compared to $0 incurred during the nine months ended February 29, 2016. The interest expense in the current period is due to the new convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the nine months ended February 28, 2017 was $4,255,309, compared to a net loss of $69,007 for the prior period ended February 29, 2016. The significant increase in net loss is a direct result of the increase in development fees in connection with our mobile app and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2017, net cash flows used in operating activities was $4,128,731. For the same period ended February 28, 2016, net cash flows used in operating activities was $69,475.

Cash Flows from Investing Activities

We neither received nor used any investments in the nine months ended February 28, 2017 or February 29, 2016.

Cash Flows from Financing Activities

For the nine months ended February 28, 2017, net cash provided by financing activities was $12,094,665 received, by way of related party loans. For the nine months ended February 29, 2016, net cash from financing activities was $124,653, received by way of a loan from our former sole officer, director and principal shareholder.

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013), resulting in an accumulated deficit of $4,368,998 as of February 28, 2017, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control Integrated Framework issued by COSO. There have been no changes in our internal controls and procedures during the quarter ended February 28, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2017, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURE WORLD GROUP, INC.

Date: April 2, 2017	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer