Form 10-K
period 2017-05-31
GLOBAL ENTERTAINMENT CLUBS, INC.
filed 2017-09-13
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☑
	reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 8, 2017 the registrant had 8,130,000 shares of common stock issued and outstanding. No active trading market has been established as of August 18, 2017.

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

As used in this annual report, and unless otherwise indicated, the terms "we", "us", "our", “the Registrant,” "the Company", means GLOBAL ENTERTAINMENT CLUBS, INC., initially known as Betafox Corp., and then Future World Group, Inc. from November, 2015 until February, 2017, when we amended our Charter to our current corporate name.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

We were incorporated in Nevada on September 10, 2013, as Betafox Corp. Our limited business until May 11, 2015, when control of our Company changed, was attempting to make candles. Because previous management was unable to raise sufficient capital to enable our Company to develop its intended operations, on that date, Mr. Giorgos Kallides, our previous majority shareholder and sole officer and director, sold his 6,000,000 shares to Future Continental Limited, and resigned all of his positions with our Company. Mr. Pei Lei became our new CEO and Chief Financial Officer, and, as part of the change of control, (a) Mr. Kallides cancelled his loan of $11,672 which was owed to him by our Company, and (b) our previously limited operation was sold to Mr. Kallides for $1 (see Item 11 herein). In October, 2015, Future Continental Limited transferred the 6,000,000 shares to Mr. Lei Pei, in consideration of Mr. Pei serving as, and continuing to serve as, our director and CEO. In November, 2015, we changed our corporate name to Future World Group, Inc.; and on February 26, 2017, we changed our corporate name to Global Entertainment Clubs, Inc.

As reported in our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 8, 2016, Mr. Pei’s 100%-owned company Sky Rover Holdings, Ltd. (“Sky Rover”) loaned us $1,000,000 (the “Loan”), pursuant to a three-year, unsecured promissory note bearing interest at 5% (payable in cash or in kind at our option), and convertible into our common shares at $.04 per share (including interest payable in kind). The proceeds of the Loan are intended were used for working capital.

On September 27, 2016, Sky Rover loaned us an additional $2,000,000 to the Registrant. Sky Rover was issued an unsecured convertible promissory note (the “Note”) which is due in three years (on September 27, 2019), and is convertible into the Registrant’s common shares at any time before the due date, at a conversion price of $.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). The $2,000,000 Note bears interest of 5% per annum, with interest payable quarterly, in cash or, at the Registrant’s option, the issuance to Sky Rover of restricted shares of the Registrant’s common stock at the conversion price of $.04 per share.

On February 23, 2017, Sky Rover loaned an additional $1,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 23, 2020, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs.

On February 26, 2017, Sky Rover agreed to loan us up to an additional $20,000,000 to the Registrant, of which $8,000,000 was loaned to the Registrant on February 28, 2017. The loan of the $8,000,000, combined with the $4,000,000 which was loaned to the Registrant by Sky Rover since August, 2016, means that Sky Rover has loaned a total of $12,000,000 in convertible notes to the Registrant since August, 2016. Sky Rover and the Registrant have not determined when the balance of the $20,000,000 loan will be completed, and it is subject to the terms being agreed upon, i.e., the interest rate, conversion price, and due date.

The terms for the $8,000,000 loan which was made by Sky Rover to the Registrant on February 28, 2017 are evidenced by a promissory note (the “ $8,000,000 Note”) issued to Sky Rover, with the following terms: the $8,000,000 Note is unsecured, bears interest at 5% per year (payable quarterly in cash or in stock, in Registrant’s option, at the conversion price), is due in three years (on February 26, 2020), and is convertible into the Registrant’s common shares at any time before the due date, at a conversion price of $.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). The Registrant and its affiliate Sky Rover intend, but cannot confirm at this time, that the conversion price of any of the up to $12,000,000 additional loans will be at a conversion price at least equal to the $.08 conversion price of the $8,000,000 loan.

If and when Sky Rover converts the entire $8,000,000 Note at the present conversion price of $.08 per share to 100,000,000 shares, and assuming that Sky Rover also converts the $4,000,000 in notes which Sky Rover also holds, at the conversion price of $.04 per share, Sky Rover would be issued a total of 187,500,000 restricted shares of the Registrant’s common stock. Those shares, plus the 6,000,000 shares Mr. Pei currently owns, would give him beneficial ownership of 193,500,000 of the Registrant’s 195,630,000 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 98.9% of the then-outstanding shares.

The Registrant intends to use the proceeds of these $12,000,000 in loans to complete the development of a blockchain empowered platform to link online games with players who would like to earn points while playing games. The points accumulated over time could appreciate in value, and would be available for potential cashout; and the blockchain technology is intended to make "playing games and earning points" more secure and transparent. The Registrant intends to partner with other experienced third party service providers and marketing firms to match online games with players on our platform.

As of the date of the issuance of the $8,000,000 Note, the Registrant had 250,000,000 authorized common shares, $.001 par value, which would not be enough authorized shares if the $8,000,000 Note and the $4,000,000 in previously issued notes were converted immediately. So, the Registrant, by consent of Mr. Pei, the majority shareholder, caused the Registrant to increase its authorized common shares to 500,000,000, $.001 par value. The Registrant also has authorized 50,000,000 Preferred Shares, $.001 par value, containing such rights, powers, designations, preferences, liquidation and conversion rights, and other terms, as are set forth in each issuance of Preferred Shares in a resolution of the Board of Directors.

As of the date of this Annual Report on Form 10-K, no Preferred Shares have been issued, and the Registrant has no current plans or agreements which would require the issuance of any Preferred Shares.

On August 6, 2016 the Company signed Statements of Work (“SOWs”) with Intellectsoft LLC, an unaffiliated company, to perform services for the development and administration of websites to support a mobile app which will enable consumers to purchase goods with “Future World Group” vouchers, and merchants will be able to sell their goods directly to the users, using this platform.

The SOWs provide that after this mobile app has been developed, Intellectsoft LLC will then proceed to phase 2, which is intended to be the development of this app for trade centers.

As of May 31, 2017 and the date of this Report on Form 10-K, the Company has paid $2,836,832 and $3,199,166, respectively, to Intellectsoft LLC.

In addition to the SOWs with Intellectsoft, between August 20, 2016 and September 27, 2016, the Registrant signed five SOWs with hedgehog lab, an unaffiliated UK-based company which is also unaffiliated with Intellectsoft to provide additional services to the registrant in connection with the app being developed. The objective of these services, to be completed in two phases, includes (1) creating a white labelled version of “Future World” which can be packaged up in a way by which small co-operatives of merchants can create their own eco systems of product selling and loyalty point trading, using “Future Vouchers”; (2) taking the current version of the app, improving the identified pain points and providing versions in English and Chinese, to allow the app to be used in Asia, Europe and North America, by the merchants and customers in as short a time as possible; (3) having a loyalty point trading platform visualized within the new iOS and Android applications, as well as defining the distribution of future vouchers and loyalty points; and (4) the creation of a prototype of a 3D globe system, visualizing the potential for the globalization of the app into cities.

As of May 31, 2017 and the date of this Report on Form 10-K, the Company has paid $1,872,689 and $2,002,964, respectively, to hedgehog lab.

As a result of the Company signing these SOWs in August, 2016, and paying the amounts set forth above, the Company determined that it is executing its business plan, and is therefore no longer a “shell,” as that term is defined in Rule 12b-2 of the Exchange Act.

Our financial statements report no revenue since inception, an accumulated deficit of $5,167,026 as of May 31, 2017 and a net loss of $5,053,337for the fiscal year ended May 31, 2017. Our independent registered public accountant has issued an audit opinion for our Company, which includes a statement expressing substantial doubt as to our ability to continue as a going concern. If we are unable to successfully acquire assets or a business, we may fail.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are quoted for trading on OTC Markets under the symbol “GHWC.” As of the date of this Annual Report we had 37 shareholders of record, and no active trading market has been established. There has been only one trade in our common stock, which was on April 27, 2015, at a price of $.02 per share.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2017 COMPARED TO FISCAL YEAR ENDED MAY 31, 2016.

Operating Expenses

During the year ended May 31, 2017, we incurred total operating expenses of $4,828,076 compared to $77,452 incurred during the year ended May 31, 2016. In the year ended May 31, 2017, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $4,709,522. There was no such expense in the prior period. Professional fees increased $21,518 to $96,545 from $75,027 in the prior period. Professional fees consist of legal, accounting and audit fees.

Other Expense

During the year ended May 31, 2017, we incurred interest expense of $225,261 compared to $0 incurred during the year ended May 31, 2016. The interest expense in the current period is due to the new convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the year ended May 31, 2017 was $5,053,337, compared to a net loss of $77,452 for the prior period ended May 31, 2016. The significant increase in net loss is a direct result of the increase in development fees in connection with our mobile app and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the year ended May 31, 2017, net cash flows used in operating activities was $4,870,575. For the same period ended May 31, 2016, net cash flows used in operating activities was $77,920.

Cash Flows from Investing Activities

We neither received nor used any investments in the fiscal year ended May 31, 2017 or 2016.

Cash Flows from Financing Activities

For the year ended May 31, 2017, net cash provided by financing activities was $12,062,081 received, by way of related party loans. For year ended May 31, 2016, net cash from financing activities was $124,653.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2017 and May 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $5,167,026 as of May 31, 2017, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Global Entertainment Clubs, Inc.

We have audited the accompanying balance sheets of Global Entertainment Clubs, Inc. as of May 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Entertainment Clubs, Inc. for the years ended May 31, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

September 10, 2017

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

BALANCE SHEETS

	May 31, 2017	May 31, 2016
ASSETS
Current Assets:
Cash	$7,238,261	$46,755
Prepaids	42,500	—
Total current assets	7,280,761	46,755

Total Assets	$7,280,761	$46,755

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest, related party	$225,262	$—
Due to a related party	186,734	124,653
Total Current Liabilities	411,996	124,653

Long Term Liabilities:
Convertible Notes Payable, related party	12,000,000	—

Total Liabilities	12,411,996	124,653

Stockholders’ Equity:
Common stock, par value $0.001; 500,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,661	27,661
Accumulated deficit	(5,167,026)	(113,689)
Total Stockholders’ Equity (Deficit)	(5,131,235)	(77,898)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,280,761	$46,755

The accompanying notes are an integral part of these financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2017	2016
Revenue	$—	$—

Operating Expenses:
General and administrative	12,009	2,425
Professional fees	106,545	75,027
Development expense	4,709,522	—

Total operating expenses	4,828,076	77,452

Loss from operations	(4,828,076)	(77,452)

Other expense:
Interest expense	(225,261)	—
Total other expense	(225,261)	—

Loss before provision for income taxes	(5,053,337)	(77,452)

Provision for Income Taxes	—	—

Net Loss	$(5,053,337)	$(77,452)

Net loss per share – basic	$(0.62)	$(0.01)
Weighted average shares outstanding, basic & diluted	8,130,000	8,130,000

The accompanying notes are an integral part of these financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2015	8,130,000	$8,130	$27,661	$(36,237)	$(446)

Net loss for the year ended May 31, 2016	—	—	—	(77,452)	(77,452)

Balance at May 31, 2016	8,130,000	8,130	27,661	(113,689)	(77,898)

Net loss for the year ended May 31, 2017	—	—	—	(5,053,337)	(5,053,337)

Balance at May 31, 2017	8,130,000	$8,130	$27,661	$(5,167,026)	$(5,131,235)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,053,337)	$(77,452)
Changes in assets and liabilities:
Prepaids	(42,500)	—
Accounts payable and accrued liabilities	225,262	(468)
Cash flows used in operating activities	(4,870,575)	(77,920)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Proceeds from a related party	12,062,081	124,653
Cash flows provided by financing activities	12,062,081	124,653

Net increase in cash	7,191,506	46,733
Cash, beginning of year	46,755	22
Cash, end of year	$7,238,261	$46,755

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2017

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

On August 6, 2016 the Company signed Statements of Work (“SOWs”) with Intellectsoft LLC, an unaffiliated company, to perform services for the development and administration of websites to support a mobile app which will enable consumers to purchase goods with “Future World Group” vouchers, and merchants will be able to sell their goods directly to the users, using this platform.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no revenues to date and an accumulated deficit of $5,167,026. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2017 and 2016.

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

Basic Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of May 31, 2017 and 2016 there were no potentially dilutive shares.

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

NOTE 4 – PREPAIDS

As of May 31, 2017, the Company had prepaid expenses of $40,000 for consulting services to be provided in June and a $2,500 retainer for future legal services.

NOTE 5 – RELATED PARTY LOANS

As of May 31, 2017 and 2016, the Company owed Sky Rover Holdings, Ltd. (“Sky Rover”), a company controlled by Lei Pei, the Company’s CEO and principal shareholder, $103,415 and $53,913, respectively, for unsecured advances. All funds expended to date from these advances have been used for professional fees, and other general operating purposes. The advances are unsecured, non-interest bearing and due on demand.

As of May 31, 2017 and 2016, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of May 31, 2017, the Company owed F&L Galaxy, Inc., another company owned by Mr. Pei, $12,582 for software development expense. The loan is unsecured, non-interest bearing and due on demand. F&L Galaxy, Inc.

Convertible Promissory Notes

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of May 31, 2017 there is $41,908 of accrued interest on this loan.

On September 27, 2016, Sky Rover loaned an additional $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of May 31, 2017 there is $67,983 of accrued interest on this loan.

On February 23, 2017, Sky Rover loaned an additional $1,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 23, 2020, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of May 31, 2017 there is $13,436 of accrued interest on this loan.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2017 there is $101,935 of accrued interest on this loan.

The loan of the $8,000,000, combined with the $4,000,000 previously loaned means that Sky Rover has loaned the Company a total of $12,000,000 in convertible debt since August, 2016. Sky Rover and the Company have not determined when the balance of the $20,000,000 loan will be completed, and it is subject to the terms being agreed upon, i.e., the interest rate, conversion price, and due date.

NOTE 6 – PREFERRED STOCK

The Company has authorized preferred stock of 50,000,000 shares, par value $.001 per share. The voting powers, conversion features, if any, designations, preferences, limitations, restrictions and other rights of the preferred stock shall be prescribed by resolution of the Board of Directors at the time a specific series of preferred stock is designated. None of the preferred shares have been issued as of the date of this Report.

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

The provision for Federal income tax consists of the following at May 31:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$1,718,135	$26,334
Less: valuation allowance	(1,718,135)	(26,334)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at May 31:

	2017	2016
Deferred tax asset attributable to:
Net operating loss carryover	$1,756,789	$38,654
Less: valuation allowance	(1,756,789)	(38,654)
Net deferred tax asset	$—	$—

At May 31, 2017, the Company had net operating loss carry forwards of approximately $5,200,000 that may be offset against future taxable income from the year 2018 to 2037. No tax benefit has been reported in the May 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, September 10, 2017, and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of May 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had very few transactions in the bank account.

3.

Lack of segregation of duties—We are not a “shell” corporation, but we have no employees other than our CEO and CFO—the same person. Therefore, all accounting information is currently reviewed only by one person.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2017 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the past ten years, Mr. Pei has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Pei was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Pei’s involvement in any type of business, securities or banking activities.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us since inception (September 10, 2013) through the fiscal year ending May 31, 2017 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Giorgos Kallides, former President, CEO, CFO, Treasurer, Chief Accounting Officer, Sole Director and Secretary

Lei Pei, Current sole officer and director	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

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

CHANGE OF CONTROL

As of August 22, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of August 22, 2017 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Lei Pei	6,000,000 shares of common stock (direct)	73.8%

———————

(1)

Does not include any shares issuable upon conversion of any of the convertible notes issued to Sky Rover, Mr. Pei’s affiliated company.

The percent of class is based on 8,130,000 shares of common stock issued and outstanding as of the date of this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Shortly after inception on September 10, 2013, the Company issued 6,000,000 shares of its common stock at $0.001 per share, to its former principal, for $6,000.

As of May 31, 2017 and 2016, the Company owed Sky Rover Holdings, Ltd. (“Sky Rover”), a company controlled by Lei Pei, the Company’s CEO and principal shareholder, $103,415 and $53,913, respectively, for unsecured advances. All funds expended to date from these advances have been used for professional fees, and other general operating purposes. The advances are unsecured, non-interest bearing and due on demand.

As of May 31, 2017 and 2016, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of May 31, 2016, the Company owed F&L Galaxy, Inc., another company owned by Mr. Pei, $12,582 for software development expense. The loan is unsecured, non-interest bearing and due on demand. F&L Galaxy, Inc.

Convertible Promissory Notes

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of May 31, 2017 there is $41,908 of accrued interest on this loan.

On September 27, 2016, Sky Rover loaned an additional $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of May 31, 2017 there is $67,983 of accrued interest on this loan.

On February 23, 2017, Sky Rover loaned an additional $1,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 23, 2020, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of May 31, 2017 there is $13,436 of accrued interest on this loan.

On February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017.  Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2017 there is $101,935 of accrued interest on this loan.

The February 28, 2017 loan of the $8,000,000, combined with the $4,000,000 previously loaned to the Company, means that Sky Rover has loaned the Company a total of $12,000,000 in convertible debt since August, 2016. Sky Rover and the Company have not determined when the balance of the $20,000,000 loan will be completed, and it is subject to the terms being agreed upon, i.e., the interest rate, conversion price, and due date.

If and when Sky Rover converts the entire $9,000,000 of notes at their present conversion price of $.08 per share, and assuming that Sky Rover also converts the $3,000,000 in notes which Sky Rover currently holds, at their conversion price of $.04 per share, Sky Rover would be issued a total of 187,500,000 restricted shares of the Company’s common stock. Those shares, plus the 6,000,000 shares Mr. Pei currently owns, would give him beneficial ownership of 193,500,000 of the Company’s 195,130,000 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 98.9% of the then-outstanding shares.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal year ended May 31, 2017, we incurred approximately $10,900 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2017 and for the reviews of our financial statements for the quarters ended August 31, 2016, November 30, 2016, and February 28, 2017.

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

GLOBAL ENTERTAINMENT CLUBS, INC.

Dated: September 13, 2017	By:	/s/ Lei Pei
Lei Pei, Chief Executive Officer and Chief Financial Officer