Form 10-Q
period 2017-08-31
GLOBAL ENTERTAINMENT CLUBS, INC.
filed 2017-10-12
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 9, 2017 the registrant had 8,130,000 shares of common stock issued and outstanding. There has been no trading in the registrant’s common stock since May, 2015.

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

GENERAL

Throughout this Form 10-Q Quarterly Report, the terms “We,” “Registrant,” “GEC” and “Company” all refer to Global Entertainment Clubs, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of August 31, 2017 (Unaudited) and May 31, 2017 (Audited)	4
Statements of Operations for the three months ended August 31, 2017 and 2016 (Unaudited)	5
Statements of Cash Flows for the three months ended August 31, 2017 and 2016 (Unaudited)	6
Notes to the Financial Statements (Unaudited)	7

 GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

BALANCE SHEETS

	August 31, 2017	May 31, 2017
ASSETS	(Unaudited)
Current Assets:
Cash	$5,801,216	$7,238,261
Prepaid expenses	254,895	42,500
Total current assets	6,056,111	7,280,761

Total Assets	$6,056,111	$7,280,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$—
Accrued interest, related party	376,494	225,262
Due to related parties	186,734	186,734
Total Current Liabilities	563,228	411,996
Long Term Liabilities:
Convertible Notes Payable, related party	12,000,000	12,000,000

Total Liabilities	12,563,228	12,411,996

Stockholders’ Equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,662	27,661
Accumulated deficit	(6,542,909)	(5,167,026)
Total Stockholders’ Equity (Deficit)	(6,507,117)	(5,131,235)
Total Liabilities and Stockholders’ Equity	$6,056,111	$7,280,761

The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,
	2017	2016
Revenue	$—	$—

Operating Expenses:
General and administrative	165,424	1,838
Professional fees	27,640	19,850
Development expense	1,031,586	621,705

Total operating expenses	1,224,650	643,393

Loss from operations	(1,224,650)	(643,393)
Other expense:
Interest expense	(151,233)	(4,167)
Total other expense	(151,233)	(4,167)

Loss before provision for income taxes	(1,375,883)	(647,560)

Provision for Income Taxes	-	-

Net Loss	$(1,375,883)	(647,560)

Net loss per share – basic	$(0.17)	$(0.00)
Weighted average shares outstanding, basic & diluted	8,130,000	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended August 31,
	2017	2016
Cash flows from operating activities:
Net loss for the period	$(1,375,883)	$(647,560)
Changes in assets and liabilities:
Prepaid assets	(212,395)	—
Accounts payable and accrued liabilities	151,233	4,167
Cash flows used in operating activities	(1,437,045)	(643,393)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from a related party	—	1,049,500
Cash flows provided by financing activities	—	1,049,500

Net increase (decrease) in cash	(1,437,045)	406,107
Cash, beginning of period	7,238,261	46,755
Cash, end of period	$5,801,216	$452,862

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

GLOBAL ENTERTAINMENT CLUBS, INC.

(formerly Future World Group, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2017

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no revenues to date and an accumulated deficit of $6,542,909. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending August 31, 2017. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2017.

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

NOTE 4 – RELATED PARTY LOANS

As of August 31, 2017 and May 31, 2017, the Company owed Sky Rover Holdings, Ltd. (“Sky Rover”), a company controlled by Lei Pei, the Company’s CEO and principal shareholder, $103,415 and $103,415, respectively, for unsecured advances. All funds expended to date from these advances have been used for professional fees, and other general operating purposes. The advances are unsecured, non-interest bearing and due on demand.

As of August 31, 2017 and May 31, 2017, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of August 31, 2017 and May 31, 2017, the Company owed F&L Galaxy, Inc., another company owned by Mr. Pei, $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand.

On February 23, 2017, Sky Rover loaned the Company $1,000,000, which loan is not convertible and is in addition to the $11,000,000 loaned by Sky Rover in the form of convertible notes. The loan is unsecured, bears interest at 5% and is due February 23, 2020. As of August 31, 2017 there is $26,039 of accrued interest on this loan.

Convertible Promissory Note

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of August 31, 2017 there is $54,511 of accrued interest on this loan.

On September 27, 2016, Sky Rover loaned an additional $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of August 31, 2017 there is $93,189 of accrued interest on this loan.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of August 31, 2017 there is $202,755 of accrued interest on this loan.

The loan of the $8,000,000, combined with the $4,000,000 previously loaned means that Sky Rover has loaned the Company a total of $11,000,000 in convertible debt and $1,000,000 in non-convertible debt since August, 2016. Sky Rover and the Company have not determined when the balance of the $20,000,000 loan will be completed, and it is subject to the terms being agreed upon, i.e., the interest rate, conversion price, and due date.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, October 11, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $6,542,909 as of August 31, 2017. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months ended August 31, 2017 Compared to the Three Months ended August 31, 2016

Operating Expenses

During the three months ended August 31, 2017, we incurred total operating expenses of $1,224,650 compared to $643,393 incurred during the three months ended August 31, 2016. In the three months ended August 31, 2017, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $1,031,586. There was no such expense in the prior period. Professional fees increased $7,790 to $27,640 from $19,850 in the prior period. Professional fees consist of legal, accounting and audit fees.

Other Expense

During the three months ended August 31, 2017, we incurred interest expense of $151,233 compared to $4,167 incurred during the three months ended August 31, 2016. The interest expense in the current period is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the three months ended August 31, 2017 was $1,375,883, compared to a net loss of $647,560 for the prior period ended August 31, 2016. The significant increase in net loss is a direct result of the increase in development fees in connection with our mobile app and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2017, net cash flows used in operating activities was $1,437,045. For the same period ended August 31, 2016, net cash flows used in operating activities was $643,393.

Cash Flows from Investing Activities

We neither received nor used any investments in the three months ended August 31, 2017 or 2016.

Cash Flows from Financing Activities

For the three months ended August 31, 2017, net cash provided by financing activities was $0. For the three months ended August 31, 2016, net cash from financing activities was $1,049,500, received by way of a loan from our former sole officer, director and principal shareholder.

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

The Registrant intends to use the proceeds of its related party loans to complete the development of a blockchain empowered platform to link online games with players who would like to earn points while playing games. The points accumulated over time could appreciate in value, and would be available for potential cashout; and the blockchain technology is intended to make "playing games and earning points" more secure and transparent. The Registrant intends to partner with other experienced third-party service providers and marketing firms to match online games with players on our platform.

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

GOING CONCERN

The independent auditors' report accompanying our May 31, 2017 and 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013), resulting in an accumulated deficit of $6,542,909 as of August 31, 2017, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control Integrated Framework issued by COSO. There have been no changes in our internal controls and procedures during the quarter ended August 31, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2017, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FUTURE WORLD GROUP, INC.

Date: October 12, 2017	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer