Form 10-Q
period 2017-11-30
WEWARDS, INC.
filed 2018-01-12
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-197968

WEWARDS, INC.

(Exact name of registrant as specified in its Charter)

Nevada	33-1230099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

301 South Brea Canyon Road Walnut, CA	91789
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 909-718-7880

Global Entertainment Clubs, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of January 3, 2018 the registrant had 8,130,000 shares of common stock issued and outstanding. There has been no trading in the registrant’s common stock since May, 2015.

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

GENERAL

Throughout this Form 10-Q Quarterly Report, the terms “We,” “Registrant,” “Wewards, Inc.,”WEWARDS” and “Company” all refer to Wewards, Inc., the corporate name of which was Global Entertainment Clubs, Inc. until January 8, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of November 30, 2017 (Unaudited) and May 31, 2017 (Audited)	2
Statements of Operations for the three and six months ended November 30, 2017 and 2016 (Unaudited)	3
Statements of Cash Flows for the six months ended November 30, 2017 and 2016 (Unaudited)	4
Notes to the Financial Statements (Unaudited)	5

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

BALANCE SHEETS

	November 30, 2017	May 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$12,586,059	$7,238,261
Prepaid expenses	273,000	42,500
Total current assets	12,859,059	7,280,761

Total Assets	$12,859,059	$7,280,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued interest, related party	$537,042	$225,262
Due to related parties	186,734	186,734
Total Current Liabilities	723,776	411,996
Long Term Liabilities:
Convertible Notes Payable, related party	20,000,000	12,000,000

Total Liabilities	20,723,776	12,411,996

Stockholders’ Equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,661	27,661
Accumulated deficit	(7,900,508)	(5,167,026)
Total Stockholders’ Equity (Deficit)	(7,864,717)	(5,131,235)
Total Liabilities and Stockholders’ Equity	$12,859,059	$7,280,761

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	100,326	630	265,750	2,468
Professional fees	89,482	31,345	117,122	51,195
Development expense	1,007,332	1,542,177	2,038,918	2,163,882

Total operating expenses	1,197,140	1,574,152	2,421,790	2,217,545

Loss from operations	(1,197,140)	(1,574,152)	(2,421,790)	(2,217,545)

Other expense:
Interest expense	(160,547)	(30,417)	(311,780)	(34,584)
Interest income	88	—	88	—
Total other expense	(160,459)	(30,417)	(311,692)	(34,584)

Loss before provision for income taxes	(1,357,599)	(1,604,569)	(2,733,482)	(2,252,129)

Provision for Income Taxes	—	—	—	—

Net Loss	$(1,357,599)	$(1,604,569)	$(2,733,482)	$(2,252,129)

Net loss per share – basic	$(0.17)	$(0.20)	$(.34)	$(0.28)
Weighted average shares outstanding, basic & diluted	8,130,000	8,130,000	8,130,000	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30,
	2017	2016
Cash flows from operating activities:
Net loss for the period	$(2,733,482)	$(2,252,129)
Changes in assets and liabilities:
Prepaid assets	(230,500)	—
Accounts payable and accrued liabilities	311,780	34,584
Cash flows used in operating activities	(2,652,202)	(2,217,545)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from a related party	8,000,000	3,049,500
Cash flows provided by financing activities	8,000,000	3,049,500

Net increase in cash	5,347,798	831,955
Cash, beginning of period	7,238,261	46,755
Cash, end of period	$12,586,059	$878,710

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WEWARDS, INC. (the corporate name of which was Global Entertainment Clubs, Inc. until January 8, 2018) was incorporated in Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company. The Company’s corporate office is located in Walnut, California.

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

In addition to the SOWs with Intellectsoft, between August 20, 2016 and September 27, 2016, the registrant signed five SOWs with hedgehog lab, an unaffiliated UK-based company which is also unaffiliated with Intellectsoft, to provide additional services to the registrant in connection with the app being developed. The objective of these services, to be completed in two phases, is for the Company to become the exclusive worldwide licensee (except in the United States) for (1) creating a white labelled version of Future World which can be packaged up in a way by which small co-operatives of merchants can create their own eco systems of product selling and loyalty point trading, using “Future Vouchers”; (2) taking the current version of the app, improving the identified pain points and providing versions in English and Chinese, to allow the app to be used in Asia, Europe and North America (except the United States), by the merchants and customers in as short a time as possible; (3) having a loyalty point trading platform visualized within the new iOS and Android applications, as well as defining the distribution of future vouchers and loyalty points; and (4) the creation of a prototype of a 3D globe system, visualizing the potential for the globalization of the app into cities.

The Company also intends to be the exclusive licensee of an online gaming platform, F&L Galaxy, Inc. (“F&L”), a company that is affiliated with the Company,, by virtue of common control by the Company’s principal shareholder and CEO, will purchase (from an affiliated, privately-owned company), the blockchain technology for use in setting up the global gaming platform. All IP addresses for the United States will be blocked by the Company, which means that a US-based person will not be able to participate in the global gaming platform. F&L intends to license the technology to the Company exclusively, and on a worldwide basis—except for the United States, and the Company then intends to sublicense the gaming platform to unaffiliated White Label licensees. The White Label sublicensees will pay the Company a sublicense fee for the use of the technology, each time that an end user signs up. As of the date of the filing of this Quarterly Report on Form 10-Q, no definitive agreements have been signed by the Company with F&L, with respect to the gaming platform

As of the date of the filing of this Quarterly Report on Form 10-Q, neither the merchant platform nor the gaming platform has been completely developed, and neither are operational. The Company intends that both the gaming platform and the merchant platform described above will be operational on or before March 31, 2018.

On January 8, 2018, by consent of Lei Pei, the principal shareholder who owns 6,000,000 of Wewards’ 8,130,000 issued and outstanding shares, the Company changed its corporate name in Nevada to WEWARDS, INC. The Company is now in the process of filing with FINRA for a new trading symbol.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no revenues to date and an accumulated deficit of $7,900,508. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The three levels of valuation hierarchy are defined as follows:

Level 1.	Observable inputs such as quoted prices in active markets;
Level 2.	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
Level 3.	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2017

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

NOTE 4 – PREPAID EXPENSES

As of November 30, 2017, the company had $273,000 of prepaid services. $25,000 was paid to a service provider for consulting services to be provided in December and $248,000 was paid to Intellecsoft for services also to be provided in December.

NOTE 5 – RELATED PARTY LOANS

As of November 30, 2017 and May 31, 2017, the Company owed Sky Rover Holdings, Ltd. (“Sky Rover”), a company controlled by Lei Pei, the Company’s CEO and principal shareholder, $103,415 and $103,415, respectively, for unsecured advances. All funds expended to date from these advances have been used for professional fees, and other general operating purposes. The advances are unsecured, non-interest bearing and due on demand.

As of November 30, 2017 and May 31, 2017, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of November 30, 2017 and May 31, 2017, the Company owed F&L Galaxy, Inc., another company owned by Mr. Pei, $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand. F&L Galaxy, Inc.

On February 23, 2017, Sky Rover loaned the Company $1,000,000, which loan is not convertible and is in addition to the $11,000,000 loaned by Sky Rover in the form of convertible notes. The loan is unsecured, bears interest at 5% and is due February 23, 2020. As of November 30, 2017 there is $38,505 of accrued interest on this loan.

Convertible Promissory Note

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of November 30, 2017 there is $66,977 of accrued interest on this loan.

On September 27, 2016, Sky Rover loaned an additional $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of November 30, 2017 there is $118,120 of accrued interest on this loan.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of November 30, 2017 there is $302,480 of accrued interest on this loan.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of November 30, 2017 there is $10,959 of accrued interest on this loan.

The two loans of the $8,000,000, combined with the $4,000,000 previously loaned means that Sky Rover has loaned the Company a total of $19,000,000 in convertible debt and $1,000,000 in non-convertible debt since August, 2016.

If and when Sky Rover converts the entire $16,000,000 Note at the present conversion price of $.08 per share to 200,000,000 shares, and assuming that Sky Rover also converts the $3,000,000 in notes which Sky Rover currently holds, at the conversion price of $.04 per share, Sky Rover would be issued a total of 275,000,000 restricted shares of the Company’s common stock. Those shares, plus the 6,000,000 shares Mr. Pei currently owns, would give him beneficial ownership of 283,000,000 of the Company’s 285,130,000 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 98.8% of the then-outstanding shares.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, January 9, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013) resulting in an accumulated deficit of $7,900,508 as of November 30, 2017. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months ended November 30, 2017 Compared to the Three Months ended November 30, 2016

Operating Expenses

During the three months ended November 30, 2017, we incurred total operating expenses of $1,197,140 compared to $1,574,152 incurred during the three months ended November 30, 2016. In the three months ended November 30, 2017, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $1,007,332 compared to $1,542,177 in the prior period.

Professional fees increased $58,173 to $89,482 from $31,345 in the prior period. Professional fees consist of legal, accounting and audit fees and increased mainly due to increased legal fees.

General and administrative expenses increased $99,370 to $100,326 from $630 in the prior period. The increase is primarily due to consulting expense.

Other Expense

During the three months ended November 30, 2017, we incurred interest expense of $160,547 compared to $30,147 incurred during the three months ended November 30, 2016. The interest expense in the current period is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the three months ended November 30, 2017 was $1,357,599, compared to a net loss of $1,604,569 for the prior period ended November 30, 2016. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app and the increase in interest expense.

Results of Operations for the Six Months ended November 30, 2017 Compared to the Six Months ended November 30, 2016

Operating Expenses

During the six months ended November 30, 2017, we incurred total operating expenses of $2,421,790 compared to $2,217,545 incurred during the six months ended November 30, 2016. In the six months ended November 30, 2017, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $2,038,918 compared to $2,163,883 in the prior period.

Professional fees increased $65,927 to $117,122 from $51,195 in the prior period. Professional fees consist of legal, accounting and audit fees and increased mainly due to increased legal fees.

General and administrative expenses increased $263,282 to $265,750 from $2,468 in the prior period. The increase is primarily due to consulting expense.

Other Expense

During the six months ended November 30, 2017, we incurred interest expense of $311,780 compared to $34,584 incurred during the six months ended November 30, 2016. The interest expense in the current period is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the six months ended November 30, 2017 was $2,733,482, compared to a net loss of $2,252,129 for the prior period ended November 30, 2016. The increase in net loss is a result of the increase in general and administrative expenses and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2017, net cash flows used in operating activities was $2,652,202. For the same period ended November 30, 2016, net cash flows used in operating activities was $2,217,545.

Cash Flows from Investing Activities

We neither received nor used any investments in the six months ended November 30, 2017 or 2016.

Cash Flows from Financing Activities

For the six months ended November 30, 2017, net cash provided by financing activities was $8,000,000. For the six months ended November 30, 2016, net cash from financing activities was $3,049,500, received by way of a loan from our former sole officer, director and principal shareholder.

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

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (September 10, 2013), resulting in an accumulated deficit of $7,900,508 as of November 30, 2017, and further losses are anticipated unless and until we acquire an ongoing business, as to which there is no assurance. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2017 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2017, based on criteria established in Internal Control Integrated Framework issued by COSO. There have been no changes in our internal controls and procedures during the quarter ended November 30, 2017.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2017, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

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

WEWARDS, INC.

Date: January 11, 2018	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer