Form 10-Q
period 2018-02-28
WEWARDS, INC.
filed 2018-04-13
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 333-197968

WEWARDS, INC.

(Exact name of registrant as specified in its Charter)

Nevada	33-1230099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2960 West Sahara Avenue Las Vegas, NV	89102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 702-944-5599

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

As of April 6, 2018 the registrant had 88,733,450 shares of common stock issued and outstanding. There has been no trading in the registrant’s common stock since May, 2015.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of February 28, 2018 (Unaudited) and May 31, 2017 (Audited)	2
Statements of Operations for the three and nine months ended February 28, 2018 and 2017 (Unaudited)	3
Statements of Cash Flows for the nine months ended February 28, 2018 and 2017 (Unaudited)	4
Notes to the Financial Statements (Unaudited)	5

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

BALANCE SHEETS

	February 28, 2018	May 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$12,044,134	$7,238,261
Prepaid expenses	60,000	42,500
Total current assets	12,104,134	7,280,761

Total Assets	$12,104,134	$7,280,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$63,267	$—
Accrued interest, related party	783,616	225,262
Due to related parties	225,272	186,734
Total Current Liabilities	1,072,155	411,996
Long Term Liabilities:
Convertible Notes Payable, related party	20,000,000	12,000,000

Total Liabilities	21,072,155	12,411,996

Stockholders’ Equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 8,130,000 and 8,130,000 shares issued and outstanding; respectively	8,130	8,130
Additional paid in capital	27,662	27,661
Accumulated deficit	(9,003,813)	(5,167,026)
Total Stockholders’ Equity (Deficit)	(8,968,021)	(5,131,235)
Total Liabilities and Stockholders’ Equity	$12,104,134	$7,280,761

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	389,230	730	654,980	3,198
Professional fees	75,029	27,200	192,151	78,395
Development expense	393,260	1,935,806	2,432,178	4,099,688

Total operating expenses	857,519	1,963,736	3,279,309	4,181,281

Loss from operations	(857,519)	(1,963,736)	(3,279,309)	(4,181,281)

Other expense:
Interest expense	(246,575)	(39,444)	(558,355)	(74,028)
Interest income	789	—	877	—
Total other expense	(245,786)	(39,444)	(557,478)	(74,028)

Loss before provision for income taxes	(1,103,305)	(2,003,180)	(3,836,787)	(4,255,309)

Provision for Income Taxes	—	—	—	—

Net Loss	$(1,103,305)	$(2,003,180)	$(3,836,787)	$(4,255,309)

Net loss per share – basic & diluted	$(0.14)	$(0.25)	$(0.47)	$(0.52)
Weighted average shares outstanding, basic & diluted	8,130,000	8,130,000	8,130,000	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended February 28,
	2018	2017
Cash flows from operating activities:
Net loss for the period	$(3,836,787)	$(4,255,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid assets	(17,500)	—
Accounts payable and accrued liabilities	621,621	126,578
Cash flows used in operating activities	(3,232,666)	(4,128,731)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from a related party	8,038,539	12,094,665
Cash flows provided by financing activities	8,038,539	12,094,665

Net increase in cash	4,805,873	7,965,934
Cash, beginning of period	7,238,261	46,755
Cash, end of period	$12,044,134	$8,012,689

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2018

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

In addition to the SOWs with Intellectsoft, between August 20, 2016 and September 27, 2016, the registrant signed five SOWs with hedgehog lab, an unaffiliated UK-based company which is also unaffiliated with Intellectsoft, to provide additional services to the registrant in connection with the app being developed. The objective of these services, to be completed in two phases, is for the Company to become the exclusive worldwide licensee (except in the United States) for (1) creating a white labelled version of Future World which can be packaged up in a way by which small co-operatives of merchants can create their own eco systems of product selling and loyalty point trading, using “Future Vouchers”; (2) taking the current version of the app, improving the identified pain points and providing versions in English and Chinese, to allow the app to be used in Asia, Europe and North America (except the United States), by the merchants and customers in as short a time as possible; (3) having a loyalty point trading platform visualized within the new iOS and Android applications, as well as defining the distribution of future vouchers and loyalty points; and (4) the creation of a prototype of a 3D globe system, visualizing the potential for the globalization of the app into cities. The Company has now acquired this technology from an affiliated entity, and owns this technology.

The Company also intends to be the exclusive licensee of an online gaming platform, F&L Galaxy, Inc. (“F&L”), a company that is affiliated with the Company,, by virtue of common control by the Company’s principal shareholder and CEO, will purchase (from an affiliated, privately-owned company), the blockchain technology for use in setting up the global gaming platform. All IP addresses for the United States will be blocked by the Company, which means that a US-based person will not be able to participate in the global gaming platform. F&L intends to license the technology to the Company exclusively, and on a worldwide basis—except for the United States, and the Company then intends to sublicense the gaming platform to unaffiliated White Label licensees. The White Label sublicensees will pay the Company a sublicense fee for the use of the technology, each time that an end user signs up. As of the date of the filing of this Quarterly Report on Form 10-Q, no definitive agreements have been signed by the Company with F&L, with respect to the gaming platform.

As of the date of the filing of this Quarterly Report on Form 10-Q, the merchant platform has been completely developed, and the Company owns this technology; however, no licensee has yet been signed by the Company, and no revenues have been generated.  The gaming platform described above has not yet been completed and is not operational.

January 8, 2018, by consent of Lei Pei, the principal shareholder, the Company changed its corporate name in Nevada to WEWARDS, INC. The Company’s trading symbol is now WEWA.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending May 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018.

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

NOTE 3 – PREPAID EXPENSES

As of February 28, 2018, the company had $25,000 of prepaid services. $25,000 was paid to a service provider for consulting services to be provided in March. In addition, the CEO has prepaid $35,000 on the Company credit card to be used for future expenses.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

NOTE 4 – RELATED PARTY LOANS

As of February 28, 2018 and May 31, 2017, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of February 28, 2018 and May 31, 2017, the Company owed F&L Galaxy, Inc., another company owned by Mr. Pei, $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand. F&L Galaxy, Inc.

On February 23, 2017, Sky Rover loaned the Company $1,000,000, the loan is not convertible and is in addition to the $11,000,000 loaned by Sky Rover in the form of convertible notes. The loan is unsecured, bears interest at 5% and is due February 23, 2020. As of February 28, 2018 there is $50,833 of accrued interest on this loan.

Convertible Promissory Note

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of February 28, 2018 there is $79,306 of accrued interest on this loan.

On September 27, 2016, Sky Rover loaned an additional $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of February 28, 2018 there is $142,778 of accrued interest on this loan.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2018 there is $401,111 of accrued interest on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2018 there is $109.589 of accrued interest on this loan.

The two loans of the $8,000,000, combined with the $4,000,000 previously loaned means that Sky Rover has loaned the Company a total of $19,000,000 in convertible debt and $1,000,000 in non-convertible debt since August 2016.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, April 5, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

On March 1, 2018, the Company began occupying its new corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102. The Company is occupying 8,015 square feet, consisting of 70% of the second floor of the building. The Company signed a five-year sublease with United Power, Inc. (“Power”), an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited (“Future”), another affiliate of the Company because of common ownership; Future entered into a lease with Power, and the Company then sublet the space from Power. The Registrant is occupying the space for executive and administrative offices.

On March 5, 2018, Sky Rover Holdings, Ltd., converted a total of $3,000,000 in convertible promissory notes, issued to Sky Rover in August and September 2016, together with $224,138 in accrued interest, into the Company’s common shares, at the Notes’ conversion price of $.04 per share (including accrued interest). As a result of this conversion, the Registrant issued a total of 80,603,450 shares to Lei Pei, as requested by Sky Rover, in cancellation of the Notes and accrued interest.

As of March 6, 2018, the Registrant completed the development (subject to future improvements) of the platform to support a mobile app which will enable consumers to purchase goods and receive rewards, and merchants will be able to sell their goods directly to the users, using this platform. The Registrant is now the owner of this intellectual property, but the Registrant has not entered into any agreements with licensees to date, and no revenues have been generated.

On March 6, 2018, the Company adopted the Wewards 2018 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the success and enhance the value of the Company by attracting and retaining the best available personnel for positions of substantial responsibility and providing such individuals with an incentive for outstanding performance. The Company has authorized up to 10,000,000 shares to be issued to eligible recipients, including employees, key employees, consultants, and other persons who provide advice to the Company, as either outright shares, or qualified stock options, nonqualified stock options, or stock appreciation rights.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended February 28, 2018 Compared to the Three Months ended February 28, 2017

Operating Expenses

During the three months ended February 28, 2018, we incurred total operating expenses of $857,519 compared to $1,963,736 incurred during the three months ended February 28, 2017. In the three months ended February 28, 2018, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $393,260 compared to $1,935,806 in the prior period.

Professional fees increased $47,829 to $75,029 from $27,200 in the prior period. Professional fees consist of legal, accounting and audit fees and increased mainly due to increased legal fees.

General and administrative expenses increased $388,500 to $389,230 from $730 in the prior period. The increase is primarily due to consulting expense.

Other Expense

During the three months ended February 28, 2018, we incurred interest expense of $246,575 compared to $39,444 incurred during the three months ended February 28, 2017. The interest expense in the current period is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the three months ended February 28, 2018 was $1,103,305, compared to a net loss of $2,003,180 for the prior period ended February 28, 2017. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app and the increase in interest expense.

Results of Operations for the Nine Months ended February 28, 2018  Compared to the Nine Months ended February 28, 2017

Operating Expenses

During the nine months ended February 28, 2018, we incurred total operating expenses of $3,279,309 compared to $4,181,281 incurred during the nine months ended February 28, 2017. In the nine months ended February 28, 2018, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $2,432,178 compared to $4,099,688 in the prior period.

Professional fees increased $113,756 to $192,151 from $78,395 in the prior period. Professional fees consist of legal, accounting and audit fees and increased mainly due to increased legal fees.

General and administrative expenses increased $651,782 to $654,980 from $3,198 in the prior period. The increase is primarily due to consulting expense.

Other Expense

During the nine months ended February 28, 2018, we incurred interest expense of $558,355 compared to $74,028 incurred during the nine months ended February 28, 2017. The interest expense in the current period is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

Net Loss

Our net loss for the nine months ended February 28, 2018 was $3,836,787, compared to a net loss of $4,255,309 for the prior period ended February 28, 2017. The increase in net loss is a result of the increase in general and administrative expenses and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2018, net cash flows used in operating activities was $3,232,666. For the same period ended February 28, 2017, net cash flows used in operating activities was $4,128,731.

Cash Flows from Investing Activities

We neither received nor used any investments in the nine months ended February 28, 2018 or 2017.

Cash Flows from Financing Activities

For the nine months ended February 28, 2018, net cash provided by financing activities was $8,038,539. For the nine months ended February 28, 2017, net cash from financing activities was $12,094,665, received by way of a loan from our former sole officer, director and principal shareholder.

As of February 28, 2018, the company has cash in the bank of $12,044,134 to be used for operation over at least the next twelve months.

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

As of March 6, 2018, the Company completed the development (subject to future improvements) of the platform to support a mobile app which will enable consumers to purchase goods with vouchers, and merchants will be able to sell their goods directly to the users, using this platform. The Registrant is now the owner of this intellectual property.

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

On March 1, 2018, the Company moved its corporate offices to the building located at 2960 West Sahara Avenue, Las Vegas, NV 89102, which is owned by Future Property, Ltd. (“Future”), an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s majority shareholder and sole officer and director. Future then entered into a five-year lease with United Power, Inc. (“United”), which is affiliated with the Company for the same reason as Future. United, as the Company’s overtenant, has two additional five-year options to renew its lease with Future. United then entered into a sublease with the Company. The Company is occupying 8,015 square feet, consisting of 70% of the second floor of the building. The Company has signed a five-year lease with United at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The Company has commenced the use of the space for executive and administrative offices.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control Integrated Framework issued by COSO. There have been no changes in our internal controls and procedures during the quarter ended February 28, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2018, that occurred during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WEWARDS, INC.

Date: April 13, 2018	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer