Form 10-K
period 2018-05-31
WEWARDS, INC.
filed 2018-09-20
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55957

WEWARDS, INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	3990	33-1230099
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(I.R.S. Employer Identification Number)

2960 West Sahara Avenue

Las Vegas, NY 89102

 (Address of Principal Executive Office)(Zip Code)

702-944-5599

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 p.v.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑  No ☐

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

As of August 24, 2018, the registrant had 107,483,450 shares of common stock issued and outstanding. No active trading market has been established as of August 24, 2018.

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

As used in this annual report, and unless otherwise indicated, the terms "we", "us", "our", “the Registrant,” "the Company", means WEWARDS, INC. All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

We were incorporated in Nevada on September 10, 2013, as Betafox Corp. Our limited business until May 11, 2015, when control of our Company changed, was attempting to make candles. Because previous management was unable to raise sufficient capital to enable our Company to develop its intended operations, on that date, Mr. Giorgos Kallides, our previous majority shareholder and sole officer and director, sold his 6,000,000 shares to Future Continental Limited, and resigned all of his positions with our Company. Mr. Pei Lei became our new CEO and Chief Financial Officer, and, as part of the change of control, (a) Mr. Kallides cancelled his loan of $11,672 which was owed to him by our Company, and (b) our previously limited operation was sold to Mr. Kallides for $1 (see Item 11 herein). In October 2015, Future Continental Limited transferred the 6,000,000 shares to Mr. Lei Pei, in consideration of Mr. Pei serving as, and continuing to serve as, our director and CEO. In November 2015, we changed our corporate name to Future World Group, Inc.; and on February 26, 2017, we changed our corporate name to Global Entertainment Clubs, Inc, and again on January 8, 2018 to WEWARDS, INC. The Company’s trading symbol is now WEWA.

On August 8, 2016, Mr. Pei’s 100%-owned company Sky Rover Holdings, Ltd. (“Sky Rover”) loaned us $1,000,000 (the “Loan”), pursuant to a three-year, unsecured promissory note bearing interest at 5% (payable in cash or in kind at our option), and convertible into our common shares at $.04 per share (including interest payable in kind). The proceeds of the Loan were used for working capital. On March 5, 2018, this loan and accrued interest of $79,990 was converted in full, into 26,999,750 common shares; and Sky Rover agreed to have all 26,999,750 shares issued directly to Mr. Pei, its 100% owner.

On September 27, 2016, Sky Rover loaned us an additional $2,000,000 to the Registrant. Sky Rover was issued an unsecured convertible promissory note (the “Note”), which was convertible into the Registrant’s common shares at any time before the due date, at a conversion price of $.04 per share. On March 5, 2018, this loan and accrued interest of $144,148 was converted in full, into 53,603,700 common shares. These shares were also issued directly to Mr. Pei.

On February 26, 2017, Sky Rover agreed to loan us up to an additional $20,000,000 to the Registrant, of which $8,000,000 was loaned to the Registrant on February 28, 2017. The loan of the $8,000,000, combined with the $4,000,000 which was loaned to the Registrant by Sky Rover since August 2016, means that Sky Rover has loaned a total of $12,000,000 in convertible notes to the Registrant since August, 2016, through February 28, 2017. Sky Rover and the Registrant have not determined when the balance of the $20,000,000 loan will be completed, and it is subject to the terms being agreed upon, i.e., the interest rate, conversion price, and due date.

The $8,000,000 loan which was made by Sky Rover to the Registrant on February 28, 2017 is evidenced by an unsecured promissory note (the “ $8,000,000 Note”), bearing interest at 5% per year (payable quarterly in cash or in stock, in Registrant’s option, at the conversion price), is due in three years (on February 26, 2020), and is convertible into the Registrant’s common shares at any time before the due date, at a conversion price of $.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). The Registrant and its affiliate Sky Rover intend, but cannot confirm at this time, that the conversion price of any of the up to $12,000,000 additional loans will be at a conversion price at least equal to the $.08 conversion price of the $8,000,000 loan.

On June 26, 2018, Sky Rover converted $1,500,000 of this $8,000,000 loan, waived all interest, and issued 18,750,000 shares, 14,750,000 shares of which are owned by Mr. Pei, and 4,000,000 shares of which were gifted to other persons, all nonaffiliates of the Company.

If and when Sky Rover converts the remaining $6,500,000 of the $8,000,000 Note at the present conversion price of $.08 per share to 81,250,000 shares, and authorizes those shares to be issued to Mr. Pei, he would then own 182,603,450 of the Registrant’s 188,733,450 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 96.75% of the then-outstanding shares.

On June 26, 2018, the Company repaid Sky Rover a total of $5,000,000 in loans previously made by Sky Rover to the Company, consisting of an unsecured $1,000,000 non-convertible loan of February 23, 2017, and $4,000,000 of the convertible promissory note issued on February 26, 2017. Sky Rover waived all accrued and unpaid interest with respect to all $5,000,000 of these repaid loans and agreed that the loans will be repaid directly to Mr. Pei, its 100% owner.

The Registrant has been using the net proceeds of these loans for two main purposes: (I) to develop a mobile app which will enable consumers to purchase goods, and merchants will be able to sell their goods directly to the users through this merchant platform and reward their consumers in the form of Bitcoin; and (II) to complete the development of a blockchain empowered platform to link online games with players who would like to earn points while playing games, with this game platform.

I. The Merchant Program: On August 6, 2016 the Company signed Statements of Work (“SOWs”) with Intellectsoft LLC, an unaffiliated company, to perform services for the development and administration of websites to support a mobile app which will enable consumers to purchase goods with local currency, and merchants will be able to sell their goods directly to the users, using this platform.

In addition to the SOWs with Intellectsoft, between August 20, 2016 and September 27, 2016, the Registrant signed five SOWs with another unaffiliated UK-based company which is also unaffiliated with Intellectsoft, to provide additional services to the Company in connection with the app being developed. The objective of these services, to be completed in two phases, includes (1) creating a white labelled version of “Future World” which can be packaged up in a way by which small co-operatives of merchants can create their own eco systems of product selling; (2) taking the current version of the app, improving the identified pain points and providing versions in English and Chinese, to allow the app to be used in Asia, Europe and North America, by the merchants and customers in as short a time as possible; and (3) the creation of a prototype of a 3D globe system, visualizing the potential for the globalization of the app into cities.

As of March 6, 2018, the Registrant completed the development (subject to future improvements) of the platform to support a mobile adaptive web app which will enable consumers to purchase goods with local currency, and merchants will be able to sell their goods directly to the users, using this platform and reward their consumers in the form of Bitcoin as rebates. The Registrant is now the owner and licensor of this intellectual property; however, no licensee has yet been signed by the Company, and no revenues have been generated.

On March 9, 2018, the Registrant, as assignee from the inventors, filed an Application for a Provisional Patent (the “Application”) for an invention entitled “System and Method for Single Registration and Signing.” A brief description of the invention, taken from the Application itself, is as follows:

In some embodiments, the disclosed invention is a single registration and transaction signing service (also called RegSign), for example, as a web service that performs two major functions: signing transactions and assisting client web applications in the creation of accounts, for example, on a blockchain platform. The disclosed invention can be integrated with existing client web applications of an ecosystem or platform. In some embodiments, the disclosed invention includes its own UI; client web application that redirects users to the UI whenever they are required to input or view data, e.g., sign a transaction with a transaction password.

Currently, ecommerce platforms provide retailers with an opportunity to connect with consumers whenever and wherever they are and therefore extends the boundaries of a physical retail store. Ecommerce websites and mobile applications accept online payments and allow consumers to track their delivery online. Relative simplicity of setting up and running an ecommerce environment keeps attracting increasingly more merchants that are motivated by the perspectives of enrolling new customers and boosting sales. However, the ecommerce world is now over-supplied with goods and services where the consumers' buying power surrenders to the cost of products they would like to purchase.

A global loyalty points system, according to the disclosed invention, transforms the traditional concept of ecommerce into a concept of cooperative society, a crowdsourcing platform with blockchain token used as a reward to the consumers. The system provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to everyone, and to help distribute commercial wealth among the merchants and consumers.

In some embodiments, the loyalty points system is a digital rewards ecosystem based on the blockchain technology. The ecosystem is to be used by both consumers and merchants, and to benefit them as follows:

•

Merchants, by enrolling their business into the loyalty points ecosystem, are able to attract more consumers to complete the challenges they set up. This is especially useful for small, local business that do not have large and pooled marketing budgets.

•

Consumers that use the loyalty points ecosystem and shop at the merchants that are enrolled in the loyalty points ecosystem, receive loyalty points token rewards for every challenge they complete.

•

The loyalty points ecosystem enables better consumer targeting by allowing the merchants to adjust the size of the reward based on challenge offered, store location, season, time of day, and other parameters.

•

Consumers and merchants are able to earn additional rewards by introducing new consumers and merchants to the ecosystem.

•

Unlike other reward or loyalty programs, the loyalty points ecosystem tokens are intended to be issued in the form of popular open cryptocurrencies, for example, Bitcoin.

A key advantage of modern blockchain based solutions is lack of centralized control over user transactions. Each user is responsible for authorizing any transaction that involves a transfer of value from this user to another. Such authorization is typically associated with digitally signing a transaction with a private key that is known only to the authorizing user. However, requiring the user to enter the private key every time a transaction needs to be authorized introduces additional friction point in the user flow.

As a result, different approaches are used to cache the private key within the client application, which by itself creates a security risk if the client application is broken into, a hacker can get access to user's private key and therefore be able to sign transactions while impersonating the user.

This risk increases when the client application is architected as a web application. Given the decentralized nature of the loyalty points ecosystem (block-chain loyalty rewards financial system, with multiple independently implemented and managed client applications), a secure web-based solution is desirable for signing transactions that would simplify the signing process from the user perspective. Instead of memorizing and entering long and/or cryptic private key, they user is able to sign the transaction by entering a short transaction password.

In some embodiments, the disclosed invention caches user's private key encrypted with a transaction password; however, it does not store the transaction password. In other words, the disclosed invention is architecturally de-coupled from the block-chain based financial system and is unaware of any business logic contained within the transactions it is used to sign. In some embodiments, the disclosed invention may be optional component rather than a centralized service. In other words, a client application may choose to use the disclosed invention to ensure secure caching of private key, or implement its own caching solution in a secure fashion.

In addition to licensing the merchant platform which the Company owns, the Company also intends to become the exclusive sublicensee of other similar merchant platforms and receive a sublicense fee for the use of the technology.

II. The Game Program: The Company also intends to be the exclusive licensee of an online game (not gambling) platform. F&L Galaxy, Inc. (“F&L”), a company that is affiliated with the Company by virtue of common control by the Company’s principal shareholder and CEO, acquired (from an unaffiliated, privately-owned company) the blockchain technology for use in setting up the global game platform. The Company now expects to become the exclusive licensee, from F&L, of this blockchain technology, which is intended to make "playing games and earning points" more secure and transparent. The points will be accumulated in the form of Bitcoin over time, and would be available for potential cashout. The Registrant intends to partner with other experienced third-party service providers and marketing firms to match online games with players on our platform.

In the game platform, F&L intends to license the technology to the Company exclusively on a worldwide basis, and the Company then intends to sublicense the game platform to unaffiliated White Label licensees. The White Label sublicensees will pay the Company a sublicense fee for the use of the technology based on a certain percentage of the rebates given out to the players.. As of the date of the filing of this Annual Report on Form 10-K, no definitive agreements have been signed by the Company with F&L with respect to the game platform, and the Company has not generated any revenue from this online game platform.

Employees. Identification of Certain Significant Employees

We currently have no full-time employees, other than our sole officer and director Mr. Lei Pei, who receives no salary. From April 10, 2018 until May 31, 2018, we reimbursed an affiliated company for the costs of an attorney who worked part-time for us. Beginning June 1, 2018, we are no longer reimbursing that affiliated company for the attorney’s cost. We currently work with other software providers to explore business opportunities in the block chain industry.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Government Regulation

Because of the current regulatory uncertainties surrounding our business, we do not intend to operate our business in the United States unless and until we are satisfied that our operations will not be in violation of any statutes or regulations. At this time, we are unable to determine what governmental agencies, if any, will have jurisdiction over tour business, or what effect, if any, those government regulations will have over our business.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks. However, as described previously in Item 1, we have filed for a Provisional Patent Application for an invention entitled “System and Method for Single Registration and Signing.”

Recent Development

In connection with the preparation of this Annual Report, the Company completed its internal investigation and collected enough evidence to believe that the Company's former accountant, who had access to the Company's bank account, is the suspect for two fraudulent wire transfers that occurred in July 2017 and October 2017. Both payments were sent to an unknown company; each payment was $248,000, totaling $496,000.

The Company’s investigation discovered that the former accountant prepared false invoices, sent two unauthorized wire transfers, and falsified bank statements showing transfers were made to a known vendor. She then sent false bank statements and invoices to the Company's outside accountant, who prepared the Company's financial statements. The fraud was discovered when the vendor couldn't match its accounting records with the audit request from the Company's auditor.

On September 13, 2018, the police department in Arcadia, California was notified and a police report was filed. The Company’s CEO, Lei Pei, also met with the Company’s local bank branch manager, and was told that the bank is not responsible for any fraudulent activities that occurred over 60 days ago. Both the Company and the bank are continuing the investigation, with the intent of bringing the perpetrator to justice, and hopefully retrieving the fraudulently diverted funds.

The Company remains solvent, and is paying its obligations on a timely basis.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  PROPERTIES.

On March 1, 2018, the Registrant moved its corporate offices to the building located at 2960 West Sahara Avenue, Las Vegas, NV 89102.  The owner of the building is Future Property Limited (“Future”), which is an affiliate of the Registrant by reason of common ownership by Mr. Pei. Future then entered into a five-year lease with United Power, Inc. (“United”), which is also affiliated with the Registrant for the same reason as Future. United, as the Registrant’s overtenant, has two additional five-year options to renew its lease with Future.

United then entered into a sublease with the Registrant. The Registrant is occupying 8,015 square feet, consisting of 70% of the second floor of the building. The Registrant has signed a five-year sublease with United at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The Registrant is commencing the use of the space for executive and administrative offices. The Registrant has been informed by an independent real estate broker that the rent being charged by United is consistent with rents being charged by other landlords for commercial space in the area where the building is located. The Registrant’s telephone number at the new address is 702-944-5599.

The Registrant is using the space for executive and administrative offices.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and to the best of our knowledge and belief we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock are quoted for trading on OTC Markets under the symbol “WEWA.” As of the date of this Annual Report we had 58 shareholders, and no active trading market has been established. There has been only one trade in our common stock, which was on April 27, 2015, at a price of $.02 per share.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion does not include the matters discussed in Item 1. Above, under Recent Development.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2018 COMPARED TO FISCAL YEAR ENDED MAY 31, 2017.

Operating Expenses

During the year ended May 31, 2018, we incurred total operating expenses of $3,465,375 compared to $4,828,076 incurred during the year ended May 31, 2017. During the year ended May 31, 2018 and 2017, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $2,117,207 and $4,709,522, respectively. Professional fees increased $250,608 to $357,153 from $106,545 in the prior period. Professional fees consist of legal, accounting and audit fees. We also incurred $707,663 in consulting expense in the current year.

Other Expense

During the year ended May 31, 2018, we incurred interest expense of $784,170 compared to $225,261 incurred during the year ended May 31, 2017. The interest expense in the current period is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 4).

During the year ended May 31, 2018, we had interest income of $1,629, compared to $nil during the year ended May 31, 2017.

Subsequent to the year ended May 31, 2018, while still undergoing its annual audit, it was discovered that two fraudulent wire transfers were made in July and October 2017. Each payment was for $248,000, totaling $496,000 and sent to an unknown company. The $496,000 which was previously debited to software development expense has been debited and disclosed as other expense.

Net Loss

Our net loss for the year ended May 31, 2018 was $4,743,916, compared to a net loss of $5,053,337 for the prior period ended May 31, 2017. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the year ended May 31, 2018, net cash flows used in operating activities was $4,447,501. For the same period ended May 31, 2017, net cash flows used in operating activities was $4,870,575.

Cash Flows from Investing Activities

We neither received nor used any investments in the fiscal year ended May 31, 2018 or 2017.

Cash Flows from Financing Activities

For the year ended May 31, 2018, net cash provided by financing activities was $8,003,538 received, by way of related party loans. For year ended May 31, 2017, net cash from financing activities was $12,062,081 received, by way of related party loans.

PLAN OF OPERATION AND FUNDING

Unless and until we acquire an ongoing business, or until we begin to generate revenues and positive cash flow from the merchant platform or the game platform, as to which there is no assurance, we expect that working capital requirements will continue to be funded through related party loans and/or further issuances of other securities. There is no assurance that we will be able to meet our working capital requirement from either possible source.

We have no lines of credit or other bank financing arrangements. To date, we have been wholly dependent upon our CEO and majority shareholder Mr. Pei, and his affiliated companies, to provide financing to the Registrant, most of the time via convertible loans. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, and we might be unable to continue in business.

As of the date of the filing of this Annual Report on Form 10-K, the merchant platform has been completely developed, and the Company owns this technology; however, no licensee has yet been signed by the Company, and no revenues have been generated. The game platform described above has not yet been completed and is not operational.

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

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wewards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wewards, Inc. as of May 31, 2018 and 2017 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2015.

Seattle, Washington

September 10, 2018

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

BALANCE SHEETS

	May 31,
	2018	2017
ASSETS
Current Assets:
Cash	$10,794,298	$7,238,261
Prepaids	316,666	42,500
Intangible assets	374,125	—
Total current assets	11,485,089	7,280,761

Total Assets	$11,485,089	$7,280,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$160,536	$—
Accrued interest, related party	785,293	225,262
Due to a related party	190,272	186,734
Total Current Liabilities	1,136,101	411,996

Long Term Liabilities:
Convertible Notes Payable, related party	17,000,000	12,000,000

Total Liabilities	18,136,101	12,411,996

Stockholders’ Equity:
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 88,733,450 and 8,130,000 shares issued and outstanding; respectively	88,733	8,130
Additional paid in capital	3,171,197	27,661
Accumulated deficit	(9,910,942)	(5,167,026)
Total Stockholders’ Equity (Deficit)	(6,651,012)	(5,131,235)
Total Liabilities and Stockholders’ Equity	$11,485,089	$7,280,761

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2018	2017
Revenue	$—	$—

Operating Expenses:
General and administrative	283,352	12,009
Consulting	707,663	—
Professional fees	357,153	106,545
Development expense	2,117,207	4,709,522

Total operating expenses	3,465,375	4,828,076

Loss from operations	(3,465,375)	(4,828,076)

Other income (expense):
Interest expense	(784,170)	(225,261)
Other expense (Note 9)	(496,000)	—
Interest income	1,629	—
Total other expense	(1,278,541)	(225,261)

Loss before provision for income taxes	(4,743,916)	(5,053,337)

Provision for Income Taxes	—	—

Net Loss	$(4,743,916)	$(5,053,337)

Net loss per share, basic and diluted	$(0.17)	$(0.62)
Weighted average shares outstanding, basic and diluted	27,342,329	8,130,000

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2016	8,130,000	$8,130	$27,661	$(113,689)	$(77,898)

Net loss for the year ended May 31, 2017	—	—	—	(5,053,337)	(5,053,337)

Balance at May 31, 2017	8,130,000	8,130	27,661	(5,167,026)	(5,131,235)

Stock issued for conversion of debt	80,603,450	80,603	3,143,535	—	3,224,138

Net loss for the year ended May 31, 2018	—	—	—	(4,743,916)	(4,743,916)

Balance at May 31, 2018	88,733,450	$88,733	$3,171,196	$(9,910,942)	$(6,651,013)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,743,916)	$(5,053,337)
Changes in assets and liabilities:
Prepaids	(274,166)	(42,500)
Intangible assets	(374,125)	—
Accounts payable and accrued liabilities	944,706	225,262
Cash flows used in operating activities	(4,447,501)	(4,870,575)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from a related party	8,038,538	12,062,081
Repayment of related party loan	(35,000)	—
Cash flows provided by financing activities	8,003,538	12,062,081

Net increase in cash	3,556,037	7,191,506
Cash, beginning of year	7,238,261	46,755
Cash, end of year	$10,794,298	$7,238,261

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Wewards, Inc. (formerly Global Entertainment Clubs, Inc.) (“Wewards”, “the Company”) was incorporated in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company. The Company’s corporate office is located in Walnut, California.

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

In addition to the SOWs with Intellectsoft, between August 20, 2016 and September 27, 2016, the registrant signed five SOWs with another unaffiliated UK-based company which is also unaffiliated with Intellectsoft, to provide additional services to the registrant in connection with the app being developed. The objective of these services, to be completed in two phases, is for the Company to become the exclusive worldwide licensee (except in the United States) for (1) creating a white labelled version of Future World which can be packaged up in a way by which small co-operatives of merchants can create their own eco systems of product selling and loyalty point trading, using “Future Vouchers”; (2) taking the current version of the app, improving the identified pain points and providing versions in English and Chinese, to allow the app to be used in Asia, Europe and North America (except the United States), by the merchants and customers in as short a time as possible; (3) having a loyalty point trading platform visualized within the new iOS and Android applications, as well as defining the distribution of future vouchers and loyalty points; and (4) the creation of a prototype of a 3D globe system, visualizing the potential for the globalization of the app into cities. The Company has now acquired this technology from another affiliated entity, and owns this technology.

The Company also intends to be the exclusive licensee of an online game platform. F&L Galaxy, Inc. (“F&L”), a company that is affiliated with the Company, by virtue of common control by the Company’s principal shareholder and CEO, acquired (from an unaffiliated, privately-owned company) the blockchain technology for use in setting up the global game platform. F&L intends to license the technology to the Company exclusively, and on a worldwide basis, and the Company then intends to sublicense the game platform to unaffiliated White Label licensees. The White Label sublicensees will pay the Company a sublicense fee for the use of the technology, each time that an end user signs up. As of the date of the filing of this Annual Report on Form 10-K, no definitive agreements have been signed by the Company with F&L, with respect to the game platform.

As of the date of the filing of this Annual Report on Form 10-K, the merchant platform has been completely developed, and the Company owns this technology; however, no licensee has yet been signed by the Company, and no revenues have been generated.  The game platform described above has not yet been completed and is not operational.

January 8, 2018, by consent of Lei Pei, the principal shareholder, the Company changed its corporate name in Nevada to WEWARDS, INC. The Company’s trading symbol is now WEWA.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2018 and 2017.

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

Income Taxes

The Company follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at May 31,2017, using the new corporate tax rate of 21 percent. See Note 7.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

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

Basic Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of May 31, 2018 and 2017 there were 222,197,251 and 291,689,403, respectively potentially dilutive shares. Because the Company has recorded a net loss in both period all of the potentially shares were anti-dilutive.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently has $10,794,298 of cash as of May 31, 2018, it also has total liabilities of $18,136,101 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has no revenues to date and has an accumulated deficit of $9,910,942.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 4 – PREPAIDS

As of May 31, 2018, the Company had prepaid expenses of $316,666 for consulting services to be provided in June.

NOTE 5 – RELATED PARTY LOANS

As of May 31, 2018 and 2017, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of May 31, 2018 and 2017, the Company owed F&L Galaxy, Inc., another company owned by Mr. Pei, $12,582 and $12,582, respectively, for software development expense. The loan is unsecured, non-interest bearing and due on demand. F&L Galaxy, Inc.

On March 16, 2018, Wewards Inc. entered into a Master IT Services Agreement with F&L Galaxy Inc., by which F&L Galaxy Inc. agreed to provide technical support services to Wewards. As of May 31, 2018 the Company has a prepaid expense to F&L Galaxy of $291,666 for technical support through March 2018.

On April 10, 2018, United Power, Inc.’s new general counsel began spending half of his time doing legal work for the Company; as a result, half of his monthly salary has been billed to the Company.

As of May 31, 2018 and 2017, the Company owed Mr. Pei $106,950 and $103,412, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

For the year ended May 31, 2018, the Company imputed interest at 5% on the above loans, accruing $9,514 to interest.

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

Convertible Promissory Notes

On each of August 1, 2016 and August 3, 2016, Sky Rover Holdings, Ltd., a California corporation (“Sky Rover”) which is 100% owned by Lei Pei, the CEO and principal shareholder, loaned $500,000 to the Company (total of $1,000,000). Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on August 1, 2019, and is convertible in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. On March 5, 2018, Sky Rover converted the $1,000,000 and $79,990 of accrued interest into 26,999,750 shares of common stock, repaying this loan in full.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

On September 27, 2016, Sky Rover loaned an additional $2,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on September 27, 2019, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.04 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. On March 5, 2018, Sky Rover converted the $2,000,000 and $144,148 of accrued interest into 53,603,700 shares of common stock, repaying this loan in full.

On February 23, 2017, Sky Rover loaned an additional $1,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 23, 2020, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of May 31, 2018, there is $63,436 of accrued interest on this loan.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2018, there is $501,933 of accrued interest on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2018 there is $210,411 of accrued interest on this loan.

The two loans of the $8,000,000, combined with the $4,000,000 previously loaned means that Sky Rover has loaned the Company a total of $19,000,000 in convertible debt and $1,000,000 in non-convertible debt since August 2016; $3,000,000 of which has been converted to shares of common stock.

If and when Sky Rover converts the entire $16,000,000 Note at the present conversion price of $.08 per share to 200,000,000 shares, those shares, plus the approximate 86,600,000 shares Mr. Pei currently owns, would give him beneficial ownership of 286,000,000 of the Company’s 288,733,000 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 98.8% of the then-outstanding shares.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s new corporate headquarters (Note 5) are as follows:

Years ending May 31,
2019	$180,000
2020	180,000
2021	180,000
2022	180,000
2023	180,000
Total	$900,000

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

NOTE 7 – PREFERRED STOCK

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

NOTE 8 – INCOME TAXES

At May 31, 2018, the Company had net operating loss carry forwards of approximately $9.9 million that maybe offset against future taxable income.  No tax benefit has been reported in the May 31, 2018 or 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in the valuation allowance for the year ended May 31, 2018 was a decrease of $449,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018.

The provision for Federal income tax consists of the following at May 31:

	2018	2017
Federal income tax benefit attributable to:
Current Operations	$996,200	$1,061,200
Less: valuation allowance	(996,200)	(1,061,200)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at May 31:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$2,081,300	$1,085,075
Less: valuation allowance	(2,081,300)	(1,085,075)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of May 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, September 10, 2018, and through the date of the filing, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following:

On June 26, 2018, Sky Rover Holdings, Ltd., converted a total of $1,500,000 in convertible promissory notes, into the common shares, at the Notes’ conversion price of $.08 per share (including accrued interest). As a result of this conversion, the Company issued a total of 18,750,000 shares in cancellation of the Note. Sky Rover has agreed to waive any accrued and unpaid interest owed by the Company and instructed these shares to be issued to Mr. Pei instead of Sky Rover. Mr. Pei was then issued 14,750,000 of these shares and gifted 4,000,000 shares to nonaffiliates.

As a result of this issuance of shares, Mr. Pei is currently the owner of 101,353,450 of the Registrant’s 107,483,450 issued and outstanding shares (94.3%).

On June 26, 2018, the Company repaid Sky Rover a total of $5,000,000 in loans previously made by Sky Rover to the Company, consisting of an unsecured $1,000,000 non-convertible loan of February 23, 2017, and $4,000,000 of the convertible promissory note issued on February 26, 2017. Sky Rover waived all accrued and unpaid interest with respect to all $5,000,000 of these repaid loans and agreed that the loans will be repaid directly to Mr. Pei, its 100% owner.

Subsequent to the year ended May 31, 2018, while still undergoing its annual audit, it was discovered that two fraudulent wire transfers were made in July and October 2017. Each payment was for $248,000, totaling $496,000 and sent to an unknown company. The Company has completed its internal investigation and collected enough evidence to believe that their prior accountant prepared false invoices, sent two unauthorized wire transfers, and falsified bank statements showing transfers were made to a known vendor. The $496,000 which was previously debited to software development expense has been debited and disclosed as other expense.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, and especially with reference to the matters described in Item 1, Recent Development in this Annual Report, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 9A. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of May 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

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

As a result of the material weaknesses described above, and the matter described in Item 1, Recent Development, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2018 based on criteria established in Internal Control — Integrated Framework issued by COSO.

The Company has now adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and are filed as an Exhibit to this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we have now adopted new internal control procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lei Pei 2960 West Sahara Avenue Las Vegas, NV 89102	40	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole Director

Mr. Pei has a Bachelor’s degree in International Economic Law from Nankai University, China and a Master’s degree in International Business Law from the University of Manchester, UK. Mr. Pei has been a consultant to global, top 10 law firms regarding Chinese law related matters. Mr. Pei served as Legal Counsel for Liberty & Co. Solicitors in London, UK, from 2002 to 2005. He was a lawyer with the Beijing Concord & Partners from 2005 to 2007, and then with the Beijing office of the international law firm, Hogan Lovells, from 2007 to 2008. He served as a Managing Partner with King& Bond Law Firm in Beijing from 2008 to 2010. From 2010 to 2013, Mr. Pei served as the Co-founder and General Manager of Lawspirit Education Group Limited in Beijing, China. Mr. Pei is currently the National Senior Financial Planner of Chinese National Human Resources and the Ministry of Labor and Social Security, and Chairman and General Manager of Guangdong Wu Jie Business Union Technology Co., Ltd.   He is also the sole shareholder and officer of Sky Rover Holdings, Ltd.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the fiscal years ending May 31, 2018 and 2017 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lei Pei, Current sole officer and director	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of August 24, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Lei Pei	101,353,450 shares of common stock (direct)	94.3%

———————

(1)

Does not include any shares issuable upon conversion of any of the convertible notes issued to Sky Rover, Mr. Pei’s affiliated company.

The percent of class is based on 107,483,450 shares of common stock issued and outstanding as of the date of filing this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of May 31, 2018 and 2017, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of May 31, 2018 and 2017, the Company owed F&L Galaxy, Inc., another company owned by Mr. Pei, $12,582 and $12,582, respectively, for software development expense. The loan is unsecured, non-interest bearing and due on demand. F&L Galaxy, Inc.

As of May 31, 2018 and 2017, the Company owed Sky Rover Holdings, Ltd. (“Sky Rover”), a company controlled by Lei Pei, $106,950 and $103,412, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

Convertible Promissory Notes

On February 23, 2017, Sky Rover loaned an additional $1,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 23, 2020, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. As of May 31, 2018, there is $63,436 of accrued interest on this loan.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2018, there is $501,933 of accrued interest on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2018 there is $210,411 of accrued interest on this loan.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During fiscal year ended May 31, 2018, we incurred approximately $15,800 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2018 and for the reviews of our financial statements for the quarters ended August 31, 2017, November 30, 2017, and February 28, 2018.

During fiscal year ended May 31, 2017, we incurred approximately $10,900 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2017 and for the reviews of our financial statements for the quarters ended August 31, 2016, November 30, 2016, and February 29, 2017.

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

99.1

Accounting Policies and Procedures.

101

Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWARDS, INC.

Dated: September 20, 2018	By:	/s/ Lei Pei
Lei Pei, Chief Executive Officer and Chief Financial Officer