Form 10-Q
period 2018-08-31
WEWARDS, INC.
filed 2018-10-22
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2018

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

As of October 12, 2018, the registrant had 107,483,450 shares of common stock issued and outstanding. No active trading has been established as of October 18, 2018.

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

GENERAL

Throughout this Form 10-Q Quarterly Report, the terms “We,” “Registrant,” “Wewards, Inc.,” “WEWARDS” and “Company” all refer to Wewards, Inc., the corporate name of which was Global Entertainment Clubs, Inc. until January 8, 2018.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of August 31, 2018 and May 31, 2018 (Unaudited)	2
Condensed Statements of Operations for the three months ended August 31, 2018 and 2017 (Unaudited)	3
Condensed Statements of Cash Flows for the three months ended August 31, 2018 and 2017 (Unaudited)	4
Notes to the Condensed Financial Statements (Unaudited)	5

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

CONDENSED BALANCE SHEETS

(unaudited)

	August 31, 2018	May 31, 2018
ASSETS
Current Assets:
Cash	$5,026,865	$10,794,298
Prepaid expenses	229,156	316,666
Total current assets	5,256,021	11,110,964
Intangible assets	806,325	374,125
Total Assets	$6,062,346	$11,485,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$45,641	$160,536
Accrued interest, related party	512,259	785,293
Due to a related party	225,272	190,272
Total Current Liabilities	783,172	1,136,101

Long Term Liabilities:
Convertible Notes Payable, related party	10,500,000	17,000,000

Total Liabilities	11,283,172	18,136,101

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 107,483,450 and 88,733,450 shares issued and outstanding; respectively	107,483	88,733
Additional paid in capital	5,083,349	3,171,197
Accumulated deficit	(10,411,658)	(9,910,942)
Total Stockholders’ Deficit	(5,220,826)	(6,651,012)
Total Liabilities and Stockholders’ Deficit	$6,062,346	$11,485,089

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31,
	2018	2017

Revenue	$—	$—

Expenses:
General and administrative	355,958	193,064
Research and Development expense	—	1,031,586

Total expenses	355,958	1,224,650

Other expense:
Interest expense, related parties, net of interest income	144,758	151,233
Total other expense	(144,758)	(151,233)

Loss before provision for income taxes	(500,716)	(1,375,883)

Provision for Income Taxes	—	—

Net Loss	$(500,716)	$(1,375,883)

Net loss per share, basic and diluted	$(0.00)	$(0.17)
Weighted average shares outstanding, basic and diluted	102,184,537	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended August 31,
	2018	2017
Cash flows from operating activities:
Net loss for the period	$(500,716)	$(1,375,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	87,510	(212,395)
Accrued interest	157,868	—
Accounts payable	(114,895)	151,233
Cash flows used in operating activities	(370,233)	(1,437,045)

Cash flows from investing activities:
Intangible assets	(432,200)	—
Cash flows used in investing activities	(432,200)	—

Cash flows from financing activities:
Proceeds from a related party	35,000	—
Repayment of related party loan	(5,000,000)	—
Cash flows used in financing activities	(4,965,000)	—

Net decrease in cash	(5,767,433)	(1,437,045)
Cash, beginning of period	10,794,298	7,238,261
Cash, end of period	$5,026,865	$5,801,216

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Related party debt converted to common stock	$1,500,000	$—
Forgiveness of accrued interest, related party, classified to additional paid in capital	$430,902	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

WEWARDS, INC. (the corporate name of which was Global Entertainment Clubs, Inc. until January 8, 2018) was incorporated in Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an Agreement for the Purchase of Common Stock (the “Stock Purchase Agreement”) with Future Continental Limited, (“Purchaser”) pursuant to which the Seller agreed to sell to Purchaser, six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares, for $340,000. The sale was consummated on May 11, 2015. As a result of the transfer of the shares, there was a change of control of the Company. The Company’s corporate office is located in Las Vegas, NV.

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

In addition to the SOWs with Intellectsoft, between August 20, 2016 and September 27, 2016, the registrant signed five SOWs with hedgehog lab, an unaffiliated UK-based company which is also unaffiliated with Intellectsoft, to provide additional services to the registrant in connection with the app being developed. The objective of these services, to be completed in two phases, is for the Company to become the exclusive worldwide licensee (except in the United States) for (1) creating a white labelled version of Future World which can be packaged up in a way by which small co-operatives of merchants can create their own eco systems of product selling and loyalty point trading, using “Future Vouchers”; (2) taking the current version of the app, improving the identified pain points and providing versions in English and Chinese, to allow the app to be used in Asia, Europe and North America (except the United States), by the merchants and customers in as short a time as possible; (3) having a loyalty point trading platform visualized within the new iOS and Android applications, as well as defining the distribution of future vouchers and loyalty points; and (4) the creation of a prototype of a 3D globe system, visualizing the potential for the globalization of the app into cities. The Company has now acquired this technology from an affiliated entity and owns this technology.

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

August 31, 2018

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending May 31, 2019. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018.

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

Software Development cost

The Company expenses software development costs, including costs to develop software products or the software component of products to be sold, leased, or marketed to external users, before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products. Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed, and the software will be used to perform the function intended. Capitalization ends, and amortization begins when the product is available for general release to customers.

Impairment of Intangible Assets

The Company reviews intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. The Company measures recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the carrying value of the assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value of the asset exceeds its fair value.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the condensed financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently has $5,026,865 of cash as of August 31, 2018, it also has total liabilities of $11,283,172 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has no revenues to date, an accumulated deficit of $10,411,658 and a stockholders’ deficit of $5,220,826.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

During the year ended May 31, 2018, the Company began to capitalize costs incurred for the development of its software programs to be used in its revenue generating operation. As of May 31, 2018, and August 31, 2018, the Company had capitalized $806,325 and $374,125, respectively.

NOTE 5 – PREPAID EXPENSES

As of August 31, 2018, the company had $229,156 of prepaid services for consulting to be provided in September and for technical support fees to be provided over the next quarter.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of August 31, 2018 and May 31, 2018, the Company owed another company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of August 31, 2018 and May 31, 2018, the Company owed F&L Galaxy, Inc., (a Company owned by Weward’s CEO), $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand.

On March 16, 2018, Wewards Inc. entered into a Master IT Services Agreement with F&L Galaxy Inc., by which F&L Galaxy Inc. agreed to provide technical support services to Wewards. Per the terms of the agreement the Company paid $350,000 on April 2, 2018 for services to be provided from April 1, 2018 through March 31, 2019. As of August 31, 2018, the Company has expensed $145,834 and has a prepaid expense to F&L Galaxy of $204,166.

As of August 31, 2018 and May 31, 2018, the Company owed Mr. Pei $141,950 and $106,950, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

For the three months ended August 31, 2018, the Company imputed interest at 5% on the above loans, accruing $2,398 to accrued interest expense.

On March 1, 2018, the Company began occupying its new corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102. The Company signed a five-year sublease with United Power, Inc. (“Power”), an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited (“Future”), another affiliate of the Company because of common ownership; Future entered into a lease with Power, and the Company then sublet the space from Power. The Registrant is occupying the space for executive and administrative offices. Rent expense for the three months ended August 31, 2018 was $45,000.

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

August 31, 2018

(Unaudited)

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

On February 23, 2017, Sky Rover loaned an additional $1,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 23, 2020, and is convertible, in whole or in part, at the option of the  holder, into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. On June 26, 2018, the Company repaid the $1,000,000 loan. Sky Rover waived all accrued and unpaid interest of $66,998, which has been credited to additional paid in capital.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid the $4,000,000 of the loan. In addition, Sky Rover converted $1,500,000 into the common shares, at the Notes’ conversion price of $.08 per share. As a result of this conversion, the Company issued a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which has been credited to additional paid in capital. As of August 31, 2018, there is $2,500,000 and $189,125 of principal and accrued interest, respectively, due on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of August 31, 2018 there is $311,233 of accrued interest on this loan.

If and when Sky Rover converts the remaining $10,500,000 of Notes at the present conversion price of $.08 per share to 131,250,000 shares, those shares, plus the approximate 101,353,450 shares Mr. Pei currently owns, would give him beneficial ownership of 232,603,450 of the Company’s 238,733,450 then-issued and outstanding shares (assuming that no other shares are issued before conversion), which would be approximately 97.4% of the then-outstanding shares.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s new corporate headquarters (Note 6) are as follows:

Years ending May 31,
2019	$180,000
2020	180,000
2021	180,000
2022	180,000
2023	180,000
Total	$900,000

WEWARDS, INC.

(formerly Global Entertainment Clubs, Inc.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

NOTE 8 – PREFERRED STOCK

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the condensed financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report ". Our unaudited condensed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended August 31, 2018 Compared to the Three Months ended August 31, 2017

General and administrative

During the three months ended August 31, 2018, we incurred total operating expenses of $355,958 compared to $1,224,650 incurred during the three months ended August 31, 2017. In the three months ended August 31, 2018, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $0 compared to $1,031,586 in the prior period. During the current period these expenses have been capitalized. We also incurred professional fees of $46,425 compared to $27,640 in the prior period and other general and administrative expenses $188,434 compared to $165,424 in the prior period.

Other Expense

During the three months ended August 31, 2018, we incurred interest expense to related parties, net of interest income, of $144,758 compared to $151,233 of interest expense incurred during the three months ended August 31, 2017. Interest expense is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 5).

Net Loss

Our net loss for the three months ended August 31, 2018 was $500,716, compared to a net loss of $1,375,883 for the prior period ended August 31, 2017. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2018, net cash flows used in operating activities was $370,233. For the same period ended August 31, 2017, net cash flows used in operating activities was $1,437,045.

Cash Flows from Investing Activities

During the three months ended August 31, 2018, we used $432,2000 in investing activities compared to $0 for the same period ended August 31, 2017

Cash Flows from Financing Activities

For the three months ended August 31, 2018, net cash used in financing activities was $4,965,000. For the three months ended August 31, 2017, net cash from financing activities was $0. In 2018, $35,000 was received by way of a loan from our sole officer, director and principal shareholder, and the Company repaid $5,000,000 on the related party loans.

As of August 31, 2018, the company had cash of $5,026,865 to be used for operation over at least the next twelve months.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer noted the deficiencies in internal controls identified in this Item 4. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2018 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the single-member Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of August 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control Integrated Framework issued by COSO.  The Company has adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and were filed as an Exhibit to the Company’s Annual Report, which was filed with the SEC on September 20, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2018, that occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, on September 14, 2018, the Company adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and were filed as an Exhibit to the Company’s Annual Report, which was filed with the SEC on September 20, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 11, 2018, the Board of Directors of WEWARDS, INC. approved the appointment of PRAGER METIS, LLC, CPAs (“PragerMetis”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2019, and dismissed Michael Gillespie & Associates, PLLC. The engagement of PRAGER METIS was approved by the Company’s Board of Directors.

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

WEWARDS, INC.

Date: October 19, 2018	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer