Form 10-Q
period 2018-11-30
WEWARDS, INC.
filed 2019-01-18
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☑ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of January 3, 2019, the registrant had 107,483,450 shares of common stock issued and outstanding. No active trading has been established as of January 3, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets as of November 30, 2018 and May 31, 2018 (Unaudited)	2
Condensed Statements of Operations for the three and six months ended November 30, 2018 and 2017 (Unaudited)	3
Condensed Statements of Cash Flows for the six months ended November 30, 2018 and 2017 (Unaudited)	4
Notes to the Condensed Financial Statements (Unaudited)	5

WEWARDS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	November 30, 2018	May 31, 2018
ASSETS
Current Assets:
Cash	$4,776,289	$10,794,298
Prepaid expenses	116,656	316,666
Total current assets	4,892,945	11,110,964
Intangible assets	806,325	374,125
Total Assets	$5,699,270	$11,485,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,197	$160,536
Accrued interest, related party	645,546	785,293
Due to a related party	225,272	190,272
Total Current Liabilities	872,015	1,136,101

Long Term Liabilities:
Convertible Notes Payable, related party	10,500,000	17,000,000

Total Liabilities	11,372,015	18,136,101

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 107,483,450 and 88,733,450 shares issued and outstanding; respectively	107,483	88,733
Additional paid in capital	5,083,349	3,171,197
Accumulated deficit	(10,863,577)	(9,910,942)
Total Stockholders’ Deficit	(5,672,745)	(6,651,012)
Total Liabilities and Stockholders’ Deficit	$5,699,270	$11,485,089

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Expenses:
General and administrative	321,444	189,808	677,402	382,872
Research and Development expense	15,218	1,007,332	15,218	2,038,918

Total expenses	336,662	1,197,140	692,620	2,421,790

Other expense:
Interest expense, related parties, net of interest income	(115,257)	(160,459)	(260,015)	(311,692)
Total other expense	(115,257)	(160,459)	(260,015)	(311,692)

Loss before provision for income taxes	(451,919)	(1,357,599)	(952,635)	(2,733,482)

Provision for Income Taxes	—	—	—	—

Net Loss	$(451,919)	$(1,357,599)	$(952,635)	$(2,733,482)

Net loss per share – basic and diluted	$(0.00)	$(0.17)	$(0.01)	$(0.34)
Weighted average shares outstanding – basic and diluted	107,483,450	8,130,000	104,819,516	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30,
	2018	2017
Cash flows from operating activities:
Net loss for the period	$(952,635)	$(2,733,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	200,010	(230,500)
Accrued interest	291,155	—
Accounts payable	(159,339)	311,780
Cash flows used in operating activities	(620,809)	(2,652,202)

Cash flows from investing activities:
Intangible assets	(432,200)	—
Cash flows used in investing activities	(432,200)	—

Cash flows from financing activities:
Proceeds from a related party	35,000	8,000,000
Repayment of related party loan	(5,000,000)	—
Cash flows provided by (used in) financing activities	(4,965,000)	8,000,000

Net increase (decrease) in cash	(6,018,009)	5,347,798
Cash, beginning of period	10,794,298	7,238,261
Cash, end of period	$4,776,289	$12,586,059

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Related party debt converted to common stock	$1,500,000	$—
Forgiveness of accrued interest, related party, classified to additional paid in capital	$430,902	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2018

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

WEWARDS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2018

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending May 31, 2019 or any other periods. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended November 30, 2018.

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

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently has $4,776,289 of cash as of November 30, 2018, it also has total liabilities of $11,372,015 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has no revenues to date, an accumulated deficit of $10,863,577 and a stockholders’ deficit of $5,672,745.

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

WEWARDS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2018

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

During the year ended May 31, 2018, the Company began to capitalize costs incurred for the development of its software programs to be used in its revenue generating operation. As of May 31, 2018, and November 30, 2018, the Company had capitalized $806,325 and $374,125, respectively.

NOTE 5 – PREPAID EXPENSES

As of November 30, 2018, the company had $116,656 of prepaid services for technical support fees to be provided over the next quarters.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of November 30, 2018, and May 31, 2018, the Company owed a company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of November 30, 2018 and May 31, 2018, the Company owed F&L Galaxy, Inc., (a Company owned by Weward’s CEO), $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand.

On March 16, 2018, Wewards Inc. entered into a Master IT Services Agreement with F&L Galaxy Inc., by which F&L Galaxy Inc. agreed to provide technical support services to Wewards. Per the terms of the agreement the Company paid $350,000 on April 2, 2018 for services to be provided from April 1, 2018 through March 31, 2019. As of November 30, 2018, the Company has expensed $233,334 and has a prepaid expense to F&L Galaxy of $116,656 (Note 5).

As of November 30, 2018 and May 31, 2018, the Company owed Mr. Pei $141,950 and $106,950, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

For the six months ended November 30, 2018, the Company imputed interest at 5% on the above loans, accruing $4,796 to accrued interest expense.

On March 1, 2018, the Company began occupying its new corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102. The Company signed a five-year sublease with United Power, Inc. (“Power”), an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited (“Future”), another affiliate of the Company because of common ownership; Future entered into a lease with Power, and the Company then sublet the space from Power. The Registrant is occupying the space for executive and administrative offices. Rent expense for the six months ended November 30, 2018 was $90,000.

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

WEWARDS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2018

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

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid the $4,000,000 of the loan. In addition, Sky Rover converted $1,500,000 into the common shares, at the Notes’ conversion price of $.08 per share. As a result of this conversion, the Company issued a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which has been credited to additional paid in capital. As of November 30, 2018, there is $2,500,000 and $220,289 of principal and accrued interest, respectively, due on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of November 30, 2018 there is $410,959 of accrued interest on this loan.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for the Company’s new corporate headquarters (Note 6) are as follows:

Years ending May 31,
2019	$90,000
2020	180,000
2021	180,000
2022	180,000
2023	180,000
Total	$810,000

WEWARDS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

November 30, 2018

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended November 30, 2018 Compared to the Three Months ended November 30, 2017

General and administrative

During the three months ended November 30, 2018, we incurred total operating expenses of $336,662 compared to $1,197,140 incurred during the three months ended November 30, 2017. In the three months ended November 30, 2018, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $15,218 compared to $1,007,332 in the prior period. During the current period a majority of these expenses have been capitalized. We also incurred general and administrative expenses of $321,444 compared to $189,808 in the prior period. The increase can be attributed to an increase in technical support and advertising and promotion expense.

Other Expense

During the three months ended November 30, 2018, we incurred interest expense to related parties, net of interest income, of $115,257 compared to $160,459 of interest expense incurred during the three months ended November 30, 2017. Interest expense is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 5) and has decreased to the conversion of and repayment of some of those notes.

Net Loss

Our net loss for the three months ended November 30, 2018 was $451,919, compared to a net loss of $1,357,599 for the prior period ended November 30, 2017. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app.

Results of Operations for the Six Months ended November 30, 2018 Compared to the Six Months ended November 30, 2017

General and administrative

During the six months ended November 30, 2018, we incurred total operating expenses of $692,620 compared to $2,421,790 incurred during the six months ended November 30, 2017. In the six months ended November 30, 2018, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $15,218 compared to $2,038,918 in the prior period. During the current period a majority of these expenses have been capitalized. We also incurred general and administrative expenses of $677,402 compared to $382,872 in the prior period. The increase can be attributed to an increase in technical support and advertising and promotion expense.

Other Expense

During the six months ended November 30, 2018, we incurred interest expense to related parties, net of interest income, of $260,015 compared to $311,692 of interest expense incurred during the six months ended November 30, 2017. Interest expense is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 5) and has decreased to the conversion of and repayment of some of those notes.

Net Loss

Our net loss for the six months ended November 30, 2018 was $952,635, compared to a net loss of $2,733,482 for the prior period ended November 30, 2017. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2018, net cash flows used in operating activities was $620,809. For the same period ended November 30, 2017, net cash flows used in operating activities was $2,652,202.

Cash Flows from Investing Activities

During the six months ended November 30, 2018, we used $432,200 in investing activities compared to $0 for the same period ended November 30, 2017

Cash Flows from Financing Activities

For the six months ended November 30, 2018, net cash used in financing activities was $4,965,000. For the six months ended November 30, 2017, net cash from financing activities was $8,000,000. In 2018, $35,000 was received by way of a loan from our sole officer, director and principal shareholder, and the Company repaid $5,000,000 on the related party loans. (see Note 6)

As of November 30, 2018, the company had cash of $4,776,289 to be used for operation over at least the next twelve months.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2018 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of November 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2018, based on criteria established in Internal Control Integrated Framework issued by COSO.  The Company has adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and were filed as an Exhibit to the Company’s Annual Report, which was filed with the SEC on September 20, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2018, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, on September 14, 2018, the Company adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and were filed as an Exhibit to the Company’s Annual Report, which was filed with the SEC on September 20, 2018.

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

WEWARDS, INC.

Date: January 18, 2019	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer