Form 10-Q
period 2019-02-28
WEWARDS, INC.
filed 2019-04-12
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2019

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

As of April 9, 2019, the registrant had 107,483,450 shares of common stock issued and outstanding. No active trading has been established as of March 27, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

WEWARDS, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	February 28, 2019	May 31, 2018
ASSETS
Current Assets:
Cash	$4,634,639	$10,794,298
Prepaid expenses	54,406	316,666
Total current assets	4,689,045	11,110,964
Intangible assets	806,325	374,125
Total Assets	$5,495,370	$11,485,089

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$12,478	$160,536
Accrued interest, related party	777,396	785,293
Due to a related party	225,272	190,272
Total Current Liabilities	1,015,146	1,136,101

Long Term Liabilities:
Convertible notes payable, related party	10,500,000	17,000,000

Total Liabilities	11,515,146	18,136,101

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 107,483,450 and 88,733,450 shares issued and outstanding; respectively	107,483	88,733
Additional paid in capital	5,083,349	3,171,197
Accumulated deficit	(11,210,608)	(9,910,942)
Total Stockholders’ Deficit	(6,019,776)	(6,651,012)
Total Liabilities and Stockholders’ Deficit	$5,495,370	$11,485,089

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended February 28,		For the nine months ended February 28,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Expenses:
General and administrative	195,011	464,259	776,482	847,131
General and administrative – related party	134	—	468	—
Rent expense – related party	42,882	—	138,479	—
Research and Development expense	—	393,260	15,218	2,432,178

Total expenses	238,027	857,519	930,647	3,279,309

Other expense:
Interest income	22,846	789	53,996	877
Interest expense - related parties	(131,850)	(246,575)	(423,015)	(558,355)
Total other expense	(109,004)	(245,786)	(369,019)	(557,478)

Loss before provision for income taxes	(347,031)	(1,103,305)	(1,299,666)	(3,836,787)

Provision for Income Taxes	—	—	—	—

Net Loss	$(347,031)	$(1,103,305)	$(1,299,666)	$(3,836,787)

Net loss per share – basic and diluted	$(0.00)	$(0.14)	$(0.01)	$(0.47)
Weighted average shares outstanding – basic and diluted	107,483,450	8,130,000	105,635,822	8,130,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2017	8,130,000	$8,130	$27,661	$(5,167,026)	$(5,131,235)

Net loss	—	—	—	(3,836,787)	(3,836,787)

Balance at February 28, 2018	8,130,000	$8,130	$27,661	$(9,003,813)	$(8,968,022)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2018	88,733,450	$88,733	$3,171,197	$(9,910,942)	$(6,651,012)

Stock issued for conversion of debt	18,750,000	18,750	1,481,250	—	1,500,000

Forgiveness of accrued interest – related party	—	—	430,902	—	430,902

Net loss	—	—	—	(1,299,666)	(1,299,666)

Balance at February 28, 2019	107,483,450	$107,483	$5,083,349	$(11,210,608)	$(6,019,776)

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended February,
	2019	2018
Cash flows from operating activities:
Net loss for the period	$(1,299,666)	$(3,836,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	262,260	(17,500)
Accrued interest	423,005	—
Accounts payable	(148,058)	621,621
Cash flows used in operating activities	(762,459)	(3,232,666)

Cash flows from investing activities:
Intangible assets	(432,200)	—
Cash flows used in investing activities	(432,200)	—

Cash flows from financing activities:
Proceeds from a related party	35,000	8,038,539
Repayment of related party loan	(5,000,000)	—
Cash flows provided by (used in) financing activities	(4,965,000)	8,038,539

Net increase (decrease) in cash	(6,159,659)	4,805,873
Cash, beginning of period	10,794,298	7,238,261
Cash, end of period	$4,634,639	$12,044,134

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Related party debt converted to common stock	$1,500,000	$—
Forgiveness of accrued interest, related party, classified to additional paid in capital	$430,902	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2019

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

February 28, 2019

 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of February 28, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2018 filed with the SEC.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended February 28, 2019.

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

NOTE 3 – GOING CONCERN

The accompanying condensed unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently has $4,634,639 of cash as of February 28, 2019, it also has total liabilities of $11,515,146 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has no revenues to date, an accumulated deficit of $11,210,608 and a stockholders’ deficit of $6,019,776.

WEWARDS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2019

 (Unaudited)

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

NOTE 4 – INTANGIBLE ASSETS

During the year ended May 31, 2018, the Company began to capitalize costs incurred for the development of its software programs to be used in its revenue generating operation. As of May 31, 2018, and February 28, 2019, the Company had capitalized $806,325 and $374,125, respectively.

NOTE 5 – PREPAID EXPENSES

As of February 28, 2019, the company had $54,406 of prepaid services for technical support fees and consulting services to be provided over the next several months.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of February 28, 2019, and May 31, 2018, the Company owed a company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of February 28, 2019 and May 31, 2018, the Company owed F&L Galaxy, Inc., (a Company owned by Weward’s CEO), $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand.

On March 16, 2018, Wewards Inc. entered into a Master IT Services Agreement with F&L Galaxy Inc., by which F&L Galaxy Inc. agreed to provide technical support services to Wewards. Per the terms of the agreement the Company paid $350,000 on April 2, 2018 for services to be provided from April 1, 2018 through March 31, 2019. As of February 28, 2019, the Company has expensed $320,834 and has a prepaid expense to F&L Galaxy of $29,166 (Note 5).

As of February 28, 2019, and May 31, 2018, the Company owed Mr. Pei $141,950 and $106,950, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

For the nine months ended February 28, 2019, the Company imputed interest at 5% on the above loans, accruing $7,194 to accrued interest expense.

On March 1, 2018, the Company began occupying its new corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102. The Company signed a five-year sublease with United Power, Inc. (“Power”), an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited (“Future”), another affiliate of the Company because of common ownership; Future entered into a lease with Power, and the Company then sublet the space from Power. The Company is occupying the space for executive and administrative offices. Rent expense for the nine months ended February 28, 2019 was $138,479.

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

February 28, 2019

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

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid the $4,000,000 of the loan. In addition, Sky Rover converted $1,500,000 into the common shares, at the Notes’ conversion price of $.08 per share. As a result of this conversion, the Company issued a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which has been credited to additional paid in capital. As of February 28, 2019, there is $2,500,000 and $251,111 of principal and accrued interest, respectively, due on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2019 there is $509,589 of accrued interest on this loan.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 1, 2018, the Company began occupying its new corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102. The Company signed a five-year sublease with United Power, Inc. an affiliate of the Company (Note 6), at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The Company is occupying the space for executive and administrative offices.

Future minimum lease payments for the Company’s new corporate headquarters (Note 6) are as follows:

Years ending May 31,
2019	$45,000
2020	180,000
2021	180,000
2022	180,000
2023	180,000
Total	$765,000

WEWARDS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

February 28, 2019

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

NOTE 9 – SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the unaudited condensed financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these condensed financial statements.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended February 28, 2019 Compared to the Three Months ended February 28, 2018

General and administrative

During the three months ended February 28, 2019, we incurred total operating expenses of $238,027 compared to $857,519 incurred during the three months ended February 28, 2018. In the three months ended February 28, 2019, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $0 compared to $393,260 in the prior period. We also incurred general and administrative expenses of $238,027 compared to $434,259 in the prior period, a decrease of $196,232 or 45.2%. The decrease can be attributed to a decrease in consulting and other professional fees.

Other Expense

During the three months ended February 28, 2019, we incurred interest expense to related parties, net of interest income, of $109,001 compared to $245,786 of interest expense incurred during the three months ended February 28, 2018, a decrease of $136,782, or 55.6%. Interest expense is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 5) and has decreased due to the conversion of and repayment of some of those notes.

Net Loss

Our net loss for the three months ended February 28, 2019 was $347,031, compared to a net loss of $1,103,305 for the prior period ended February 28, 2018. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app as well as the decreased in general and administrative expense as discussed above.

Results of Operations for the Nine Months ended February 28, 2019 Compared to the Nine Months ended February 28, 2018

General and administrative

During the nine months ended February 28, 2019, we incurred total operating expenses of $930,647 compared to $3,279,309 incurred during the nine months ended February 28, 2018. In the nine months ended February 28, 2019, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $15,218 compared to $2,432,178 in the prior period. During the current period a majority of these expenses have been capitalized. We also incurred general and administrative expenses of $915,429 compared to $847,131 in the prior period, an increase of $68,298 or 8%. The increase can be attributed to an increase in technical support and advertising and promotion expense in the beginning of the fiscal year.

Other Expense

During the nine months ended February 28, 2019, we incurred interest expense to related parties, net of interest income, of $369,019 compared to $557,478 of interest expense incurred during the nine months ended February 28, 2018, a decrease of $188,459, or 33.8%. Interest expense is due to the convertible promissory notes with Sky Rover Holdings, Ltd. (Note 5) and has decreased due to the conversion of and repayment of some of those notes.

Net Loss

Our net loss for the nine months ended February 28, 2019 was $1,299,666, compared to a net loss of $3,836,787 for the prior period ended February 28, 2018. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2019, net cash flows used in operating activities was $762,459. For the same period ended February 28, 2018, net cash flows used in operating activities was $3,232,666.

Cash Flows from Investing Activities

During the nine months ended February 28, 2019, we used $432,200 in investing activities compared to $0 for the same period ended February 28, 2018.

Cash Flows from Financing Activities

For the nine months ended February 28, 2019, net cash used in financing activities was $4,965,000. For the nine months ended February 28, 2018, net cash from financing activities was $8,038,539. In 2018, $35,000 was received by way of a loan from our sole officer, director and principal shareholder, and the Company repaid $5,000,000 on the related party loans. (see Note 6)

As of February 28, 2019, the company had cash of $4,634,639 to be used for operation over at least the next twelve months.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of February 28, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control Integrated Framework issued by COSO.  The Company has adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and were filed as an Exhibit to the Company’s Annual Report, which was filed with the SEC on September 20, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 28, 2019, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, on September 14, 2018, the Company adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and were filed as an Exhibit to the Company’s Annual Report, which was filed with the SEC on September 20, 2018.

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

WEWARDS, INC.

Date: April 12, 2019	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer