Form 10-K
period 2019-05-31
WEWARDS, INC.
filed 2019-09-23
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

2960 West Sahara Avenue, Las Vegas, NY 89102

 (Address of Principal Executive Office)(Zip Code)

702-944-5599

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 p.v.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. No active trading market has been established.

As of September 16, 2019, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I

ITEM 1.  BUSINESS

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

The Merchant Platform (the “Platform”) has been developed by the Company, which is the owner of the Platform. Development of the Platform began in 2016, and has now been completed, subject to further improvements.

The Platform provides an innovative Bitcoin rewards ecosystem. It transforms the traditional concept of ecommerce, or commerce in general, into a concept of a cooperative society where both merchants and consumers are collaborating and Bitcoin will serve as the reward system, to acknowledge the value created by the consumers for their contribution. The ecosystem provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to everyone, and to help distribute commercial wealth among and between the merchants and consumers.

The Platform currently offers advertising and market research application, online product sales application, offline product sales application, online service sales application, offline service sales application, online game sales application and Online game application. Among these, online and offline product and service sales applications allow consumers to purchase goods and services from various merchants on the Platform, and allow merchants to market their products and services using Bitcoin as rewards. Consumers can also participate in advertising and market research programs to earn Bitcoin. In addition, the Platform provides a large number of games, and game players are able to earn Bitcoin as they purchase in-game credits on the Platform.

The Merchant Platform enables the creation of white-labeled versions of the applications that can be used by small- or mid-sized groups of merchants to leverage the Bitcoin rewards ecosystem. Wewards, as the technology provider, will work with different white-labeled merchants and operators to customize their needs.

The Company has previously engaged unaffiliated technology services providers to develop the Platform’s ecosystem, and to work with white-labeled merchants and operators for customized versions of the Platform. The first white-labeled operator (the “Operator”), an unaffiliated Cayman Islands based company, will be engaged by the Company to operate the Merchant Platform in Greater China area.  The Company intends to enter into a license agreement with this first Operator by the end of calendar 2019. The license agreement is intended to enable the Operator to brand the Platform with customized features. As of the date of filing this Annual Report on Form 10-K, the Company has not secured any revenue from the Platform.

The Company believes that the Platform’s ecosystem will benefit merchants and consumers as follows:

•

Merchants, by enrolling their business into the ecosystem, will be able to attract more consumers to buy their products or services. This is especially important for small, local businesses that do not have large and pooled marketing budgets

•

Consumers that use the ecosystem and shop from the merchants that are enrolled in the ecosystem will receive Bitcoin rewards for every purchase they make.

•

The ecosystem will enable better market targeting by allowing the merchants to adjust the size of the reward based on the product or service offered, store location, season, time of day, and other parameters.

•

Consumers and Merchants will be able to earn additional rewards by introducing new consumers and merchants to the platform.

•

Unlike other reward or loyalty programs, our rewards are issued in the form of Bitcoin. This ensures that all rewards have true market values.

Merchants will be required to buy Bitcoin externally and deposit them into the ecosystem to serve as rewards to consumers. Alternatively, operators can deposit and distribute Bitcoin as rewards to consumers on behalf of merchants based on real consumptions.

Employees. Identification of Certain Significant Employees

We currently have no full-time employees, other than our sole officer and director Mr. Lei Pei, who receives no salary.   We currently work with outside software providers to explore business opportunities in the block chain industry.

Research and Development Expenditures

We intend to continue to make investments in research and development and product development in seeking to sustain and improve our competitive position and meet our customers’ needs.

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

Recent Development

In connection with the preparation of the Annual Report for the previous fiscal year, ended May 31, 2018, the Company completed its internal investigation and collected enough evidence to believe that the Company's former accountant, who had access to the Company's bank account, is the suspect for two fraudulent wire transfers that occurred in July 2017 and October 2017. Both payments were sent to an unknown company; each payment was $248,000, totaling $496,000.

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

The Company believes that the investigation is continuing. To the Company’s knowledge the former accountant was arrested and released, and the fraudulently transferred funds are in the process of being recovered.  Notwithstanding, the Company remains solvent, and is paying its obligations on a timely basis.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and to the best of our knowledge and belief we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2019 COMPARED TO FISCAL YEAR ENDED MAY 31, 2018.

Operating Expenses

During the year ended May 31, 2019, we incurred total operating expenses of $1,903,089 compared to $3,465,375 incurred during the year ended May 31, 2018. Operating expenses consist of the following.

During the year ended May 31, 2019 and 2018, expenses toward the development and administration of the websites to support our mobile app in accordance with the SOWs discussed in Note 1 totaled $447,418 and $2,117,207, respectively. This expense has decreased in the current year as majority of the development of our websites and platforms was completed in the prior year.

During the year ended May 31, 2019, the Company impaired it previously capitalized software costs of $374,125.

During the year ended May 31, 2019, we incurred related party rent expense of $180,000 compared to $40,500 incurred during the year ended May 31, 2018. Our sublease for office space began in March 2018.

During the year ended May 31, 2019, we incurred general and administrative (“G&A”) expenses of $901,078 compared to $1,307,668 incurred during the year ended May 31, 2018, a decrease of 406,590 or 31%. G&A expenses have decrease largely due to a decrease in consulting expense and other professional fees.

Other Expense

During the year ended May 31, 2019, we incurred interest expense of $557,742 compared to $784,170 incurred during the year ended May 31, 2018, a decrease of $226,428, or 28.8%. Interest expense is due to the convertible promissory notes with Sky Rover Holdings, Ltd. And other related party loans (Note 6) and has decreased due to the conversion of and repayment of some of those notes.

During the year ended May 31, 2019, we had interest income of $76,614 compared to $1,629 during the year ended May 31, 2018.

In addition, it was discovered that two fraudulent wire transfers were made in July and October 2017. Each payment was for $248,000, totaling $496,000 and sent to an unknown company. The $496,000 which was previously debited to software development expense has been debited and disclosed as other expense for the year ended May 31, 2018.

Net Loss

Our net loss for the year ended May 31, 2019 was $2,384,217, compared to a net loss of $4,743,916 for the prior period ended May 31, 2018. The decrease in net loss is a direct result of the decrease in development fees in connection with our mobile app and the decrease in G&A expense as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently has $4,508,397 of cash as of May 31, 2019, it also has total liabilities of $12,178,158 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has had no revenues since inception and has an accumulated deficit of $12,295,159. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses until its planned operation begin to generate revenue.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the year ended May 31, 2019, net cash flows used in operating activities was $1,320,901. For the same period ended May 31, 2018, net cash flows used in operating activities was $4,073,376.

Cash Flows from Investing Activities

During the year ended May 31, 2019, net cash flows used in investing activities was $0. For the same period ended May 31, 2018, net cash flows used in investing activities was $374,125.

Cash Flows from Financing Activities

For the year ended May 31, 2019, net cash used in financing activities was $4,965,000 repayment of related party loans. For year ended May 31, 2018, net cash provided by financing activities was $8,003,538 received, by way of related party loans.

PLAN OF OPERATION AND FUNDING

Unless and until we acquire an ongoing business , or until we begin to generate revenues and positive cash flow from the merchant platform or the game platform, as to which there is no assurance, we expect that working capital requirements will continue to be funded through related party loans and/or further issuances of other securities. There is no assurance that we will be able to meet our working capital requirement from either possible source.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments other then for our operating lease for office space. See Note 6 to the financial statements included in this annual report.

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

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

WEWARDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wewards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wewards, Inc. (the Company) as of May 31, 2019, and the related statement of operation, stockholders’ deficit, and cash flows for the year ended May 31, 2019, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019, and the results of its operations and its cash flows for the year ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, although the Company currently has $4,508,397 of cash as of May 31, 2019, it also has total liabilities of $12,178,158 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has had no revenues since inception and has an accumulated deficit of $12,295,159. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018.

Hackensack, New Jersey September 19, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Wewards, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wewards, Inc. as of May 31, 2018 and the related statements of operations, changes in stockholder’s equity, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2015.

Seattle, Washington

September 10, 2018

WEWARDS, INC.

BALANCE SHEETS

	May 31,
	2019	2018
ASSETS
Current Assets:
Cash	$4,508,397	$10,794,298
Prepaid expenses	25,000	316,666
Total current assets	4,533,397	11,110,964
Capitalized software development costs	—	374,125
Right of use asset	540,433	—
Total Assets	$5,073,830	$11,485,089

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$329	$160,536
Accrued interest - related party	912,123	785,293
Due to related parties	225,272	190,272
Operating lease obligation	128,705	—
Total Current Liabilities	1,266,429	1,136,101

Long Term Liabilities:
Convertible Notes Payable - related party	10,500,000	17,000,000
Operating lease obligation – noncurrent portion	411,729	—

Total Liabilities	12,178,158	18,136,101

Stockholders’ Deficit:
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 107,483,450 and 88,733,450 shares issued and outstanding; respectively	107,483	88,733
Additional paid in capital	5,083,348	3,171,197
Accumulated deficit	(12,295,159)	(9,910,942)
Total Stockholders’ Deficit	(7,104,328)	(6,651,012)
Total Liabilities and Stockholders’ Deficit	$5,073,830	$11,485,089

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended May 31,
	2019	2018
Revenue	$—	$—

Operating Expenses:
General and administrative	609,412	1,249,334
General and administrative – related party	292,134	58,334
Rent expense – related party	180,000	40,500
Impairment loss – software development costs	374,125	—
Research and development expense	447,418	2,117,207

Total expenses	1,903,089	3,465,375

Other income (expense):
Interest expense– related party	(557,742)	(784,170)
Other expense	—	(496,000)
Interest income	76,614	1,629
Total other expense	(481,128)	(1,278,541)

Loss before provision for income taxes	(2,384,217)	(4,743,916)

Provision for Income Taxes	—	—

Net Loss	$(2,384,217)	$(4,743,916)

Net loss per share, basic and diluted	$(0.02)	$(0.17)
Weighted average shares outstanding, basic and diluted	106,147,834	27,342,329

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2017	—	$—	8,130,000	$8,130	27,661	$(5,167,026)	$(5,131,235)

Stock issued for conversion of debt – related party	—	—	80,603,450	80,603	3,143,536	—	3,224,139

Net loss for the year ended May 31, 2018	—	—	—	—	—	(4,743,916)	(4,743,916)

Balance at May 31, 2018	—	—	88,733,450	88,733	3,171,197	(9,910,942)	(6,651,012)

Stock issued for conversion of debt – related party	—	—	18,750,000	18,750	1,481,250	—	1,500,000

Forgiveness of accrued interest – related party	—	—	—	—	430,901	—	430,901

Net loss for the year ended May 31, 2019	—	—	—	—	—	(2,384,217)	(2,384,217)

Balance at May 31, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,295,159)	$(7,104,328)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,384,217)	$(4,743,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	374,125	—
Changes in assets and liabilities:
Prepaid expenses	291,666	(274,166)
Accounts payable	(160,207)	944,706
Accrued interest – related party	557,732	—
Cash flows used in operating activities	(1,320,901)	(4,073,376)

Cash flows from investing activities:
Capitalized software development costs	—	(374,125)
Cash flows used in investing activities	—	(374,125)

Cash flows from financing activities:
Proceeds from a related party	35,000	8,038,538
Repayment of related party notes	(5,000,000)	(35,000)
Cash flows (used in) provided by financing activities	(4,965,000)	8,003,538

Net (decrease) increase in cash	(6,285,901)	3,556,037
Cash, beginning of year	10,794,298	7,238,261
Cash, end of year	$4,508,397	$10,794,298

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash activity:
Related party debt converted to common stock	$1,500,000	$—
Forgiveness of accrued interest, related party, classified to additional paid in capital	$430,901	$—

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

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

On August 6, 2016 the Company signed Statements of Work (“SOWs”) with Intellectsoft LLC, an unaffiliated company, to perform services for the development and administration of websites to support a mobile app which will enable consumers to purchase goods and earn rebates in the form of Bitcoin, and merchants will be able to sell their goods directly to the users, using this platform.

The SOWs provide that after this mobile app has been developed, Intellectsoft LLC will then proceed to phase 2, which is intended to be the development of this app for white-label operators.

As of May 31, 2019, The Merchant Platform (the “Platform”) has been developed by the Company, which is the owner of the Platform.  Development of the Platform began in 2016, and has now been completed, subject to further improvements; however, no license agreement has yet been signed by the Company, and no revenues have been generated.

The Platform provides an innovative Bitcoin rewards ecosystem. It transforms the traditional concept of ecommerce, or commerce in general, into a concept of a cooperative society where both merchants and consumers are collaborating and Bitcoin will serve as the reward system, to acknowledge the value created by the consumers for their contribution. The ecosystem provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to everyone, and to help distribute commercial wealth among and between the merchants and consumers.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2019 and 2018.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended May 31, 2019.

Impairment of Long–Lived Assets

The Company periodically reviews the carrying value of its long-lived assets held and used at least annually or when events and circumstances warrant such a review. If significant events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. Cash flow projections are sometimes based on a group of assets, rather than a single asset. If cash flows cannot be separately and independently identified for a single asset, the Company determines whether impairment has occurred for the group of assets for which it can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, it measures any impairment by comparing the fair value of the asset group to its carrying value. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded.

Software development costs

Per ASC 985-20 expenses in the development of the software are expensed until technological feasibility has been reached and costs are determined to be recoverable. At this point additional expenses are capitalized. Capitalization ends, and amortization begins when the product is available for general release to customers.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of May 31, 2019, and 2018, no liability for unrecognized tax benefits was required to be reported.

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

Basic Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. As of May 31, 2019 and 2018 there were 131,250,000 and 222,197,251, respectively potentially dilutive shares. Because the Company has recorded a net loss in both periods all of the potentially shares were anti-dilutive.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

Recently Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This new guidance will be effective January 1, 2020. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, to establish ASC Topic 606, (ASC 606).  ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance includes a five-step framework that requires an entity to: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when the entity satisfies a performance obligation.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is currently in the process of evaluating the potential effect that the adoption of this standard will have on its financial position and results of operations.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently has $4,508,397 of cash as of May 31, 2019, it also has total liabilities of $12,178,158 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has had no revenues since inception and has an accumulated deficit of $12,295,159. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses until its planned operations begin to generate revenue. The Company is in the process of signing their first customers and is expecting to recognize its first revenue by the end of the first quarter.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

NOTE 4 – INTANGIBLE ASSETS

During the year ended May 31, 2018, the Company began to capitalize costs incurred for the development of its software programs to be used in its revenue generating operation, as technological feasibility had been reached. As of May 31, 2018, the Company had capitalized $374,125, of costs. During the year ended May 31, 2019, the Company impaired its previously capitalized software costs of $374,125.

NOTE 5 – PREPAIDS

As of May 31, 2018, the Company had prepaid expenses of $316,666 for consulting services to be provided in June 2018.

NOTE 6 – RELATED PARTY LOANS

As of May 31, 2019, and May 31, 2018, the Company owed EDG Development, a company owned by Mr. Pei, $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of May 31, 2019 and May 31, 2018, the Company owed F&L Galaxy, Inc., (a Company owned by Weward’s CEO), $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand.

On March 16, 2018, Wewards Inc. entered into a Master IT Services Agreement with F&L Galaxy Inc., by which F&L Galaxy Inc. agreed to provide technical support services to Wewards. Per the terms of the agreement the Company paid $350,000 on April 2, 2018 for services to be provided from April 1, 2018 through March 31, 2019. The $350,000 was amortized to expense over the one year term of the agreement.

As of May 31, 2019, and May 31, 2018, the Company owed Mr. Pei $141,950 and $106,950, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

For the year ended May 31, 2019 and 2018, the Company accrued interest at 5% on the above loans for interest expense of $9,592 and $9,514, respectively.

On March 1, 2018, the Company began occupying its new corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102. The Company signed a five-year sublease with United Power, Inc. (“Power”), an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited (“Future”), another affiliate of the Company because of common ownership; Future entered into a lease with Power, and the Company then sublet the space from Power. The Company is occupying the space for executive and administrative offices. Rent expense for the year ended May 31, 2019 and 2018 was $180,000 and $45,000, respectively.

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

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

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

On February 23, 2017, Sky Rover loaned an additional $1,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 23, 2020, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. On June 26, 2018, the Company repaid the $1,000,000 loan. Sky Rover waived all accrued and unpaid interest of $66,998, which has been credited to additional paid in capital, repaying this loan in full.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid the $4,000,000 of the loan. In addition, Sky Rover converted $1,500,000 into the common shares, at the Notes’ conversion price of $.08 per share. As a result of this conversion, the Company issued a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which has been credited to additional paid in capital. As of May 31, 2019, there is $2,500,000 and $282,618 of principal and accrued interest, respectively, due on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2019 there is $610,411 of accrued interest on this loan.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On March 9, 2018, the Company entered into a sublease agreement for office space in Las Vegas, NV, with United Power, a related party. The lease is considered an operating lease, requires monthly payments of $15,000 and expires March 8, 2023. We have accounted for the lease under ASU 842 Leases, as follows.

	Balance Sheet Classification	May 31, 2019
Asset
Operating lease asset	Right of use asset	$540,433
Total lease asset		$540,433

Liability
Operating lease liability – current portion	Current operating lease liability	$128,705
Operating lease liability – noncurrent portion	Long-term operating lease liability	411,729
Total lease liability		$540,434

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

Lease obligations at June 30, 2019 consisted of the following:

For the year ended May 31:
2020	$180,000
2021	180,000
2022	180,000
2023	135,000
Total payments	$675,000
Amount representing interest	$(134,566)
Lease obligation, net	540,434
Less current portion	(128,705)
Lease obligation – long term	$411,729

The lease expense for the year ended May 31, 2019 was $180,000 which consisted of amortization expense of $50,672 and interest expense of $24,329 after the adoption of the new lease standard on January 1, 2019.

The cash paid under this operating lease during year ended May 31, 2019 was $180,000. We have used a discount rate of 8%.

NOTE 8 – COMMON STOCK

On June 26, 2018, Sky Rover converted $1,500,000 into common shares, at the conversion price of $.08 per share. As a result of this conversion, the Company issued a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $430,901, which has been credited to additional paid in capital.

NOTE 9 – PREFERRED STOCK

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

NOTE 10 – INCOME TAXES

The provision for Federal income tax consists of the following at May 31:

	2019	2018
Federal income tax benefit attributable to:
Current Operations	$500,700	$996,200
Change in valuation allowance	(500,700)	(996,200)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at May 31:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$2,582,000	$2,081,300
Less: valuation allowance	(2,582,000)	(2,081,300)
Net deferred tax asset	$—	$—

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2019

The Company has approximately $12.3 million net operating loss carryforwards that are available to reduce future taxable income. Those NOLs begin to expire in 2034. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company’s deferred tax assets and liabilities have been remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $1,288,400 for the year ended May 31, 2019, that is still fully valued against as of May 31, 2019. This expense is attributable to the Company’s being in a net deferred tax asset position at the time of remeasurement. As the Company maintains fully valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated its provision for income taxes in accordance with the 2017 Tax Act and the guidance available as of the date of March 30, 2018, but has kept the full valuation allowance. As a result, the Company has recorded no income tax expense in the fourth quarter of 2017, the period in which the 2017 Tax Act was enacted.

On December 22, 2017, the Securities and Exchange Commission published Staff Accounting Bulletin No. 118 (“SAB 118”), which addressed the application of GAAP in situations where the Company does not have the necessary information (including computations) available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The deferred tax expense to be recorded in connection with the remeasurement of deferred tax assets is to be a provisional amount and a reasonable estimate at December 31, 2017, based upon the best information currently available. The ultimate result may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in the interpretations and assumptions that the Company has made, additional regulatory guidance that may be issued, and actions that the Company may take as a result of the 2017 Tax Act. Any subsequent adjustment to these amounts will be recorded in current tax expense in the quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the Company’s 2017 federal corporate income tax return is filed in 2018.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of May 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

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

As a result of the material weaknesses described above, and the matter described in Item 1, Recent Development, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2019 based on criteria established in Internal Control — Integrated Framework issued by COSO.

The Company has now adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and are filed as an Exhibit to this Annual Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of May 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we have now adopted new internal control procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The name and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lei Pei 2960 West Sahara Avenue Las Vegas, NV 89102	41	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole Director

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the fiscal years ending May 31, 2019 and 2018 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lei Pei,	2018	0	0	0	0	0	0	0	0
Current sole officer and director	2019	0	0	0	0	0	0	0	0

We have no employment agreement with Mr. Pei. We do not contemplate entering into any employment agreement until such time as we acquire assets or a business.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our former and current executive officers.

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our current sole officer and director.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of September 16, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Lei Pei	101,353,450 shares of common stock (direct)	94.3%
Common Stock	The LFA Irrevocable Trust	30,406,035 shares of common stock (1)	28.3%
Common Stock	The LFC Irrevocable Trust	30,406,035 shares of common stock (1)	28.3%

———————

(1)

Lei Pei, the Company’s principal shareholder and sole officer and director, gifted these shares to these two Trusts on April 24, 2019, for the benefit of his two minor children.  The sole trustee of both Trusts is Chenfang Wang, Mr. Pei’s wife.

Does not include any shares issuable upon conversion of any of the convertible notes issued to Sky Rover, Mr. Pei’s affiliated company.

The percent of class is based on 107,483,450 shares of common stock issued and outstanding as of the date of filing this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of May 31, 2019, and May 31, 2018, the Company owed a company owned by Mr. Pei $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of May 31, 2019 and May 31, 2018, the Company owed F&L Galaxy, Inc., (a Company owned by Weward’s CEO), $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand.

As of May 31, 2019, and May 31, 2018, the Company owed Mr. Pei $141,950 and $106,950, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

Convertible Promissory Notes

On February 23, 2017, Sky Rover loaned an additional $1,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 23, 2020, and is convertible, in whole or in part, at the option of the holder, into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. All funds expended to date have been used for professional fees, other general operating purposes and for payments in accordance with the SOWs discussed in Note 1. On June 26, 2018, the Company repaid the $1,000,000 loan. Sky Rover waived all accrued and unpaid interest of $66,998, which has been credited to additional paid in capital, repaying this loan in full.

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid the $4,000,000 of the loan. In addition, Sky Rover converted $1,500,000 into the common shares, at the Notes’ conversion price of $.08 per share. As a result of this conversion, the Company issued a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which has been credited to additional paid in capital. As of May 31, 2019, there is $2,500,000 and $282,618 of principal and accrued interest, respectively, due on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2019 there is $610,411 of accrued interest on this loan.

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

During fiscal year ended May 31, 2019, we incurred approximately $22,850 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended May 31, 2019 and for the reviews of our financial statements for the quarters ended August 31, 2018, November 30, 2018, and February 28, 2019.

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

WEWARDS, INC.

Dated: September __, 2019	By:	/s/ Lei Pei
Lei Pei, Chief Executive Officer and Chief Financial Officer