Form 10-Q
period 2019-11-30
WEWARDS, INC.
filed 2020-01-14
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2019

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

As of January 9, 2020, the registrant had 107,483,450 shares of common stock issued and outstanding. No active trading has been established as of January 9, 2020.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

WEWARDS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	November 30, 2019	May 31, 2019
ASSETS
Current Assets:
Cash	$4,264,992	$4,508,397
Prepaid expenses	—	25,000
Total current assets	4,264,992	4,533,397
Right of use asset	477,363	540,433
Total Assets	$4,742,355	$5,073,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$100	$329
Accrued interest - related party	1,180,139	912,123
Due to related parties	225,272	225,272
Convertible Notes Payable - related party	10,500,000	—
Operating lease obligation	133,940	128,705
Total Current Liabilities	12,039,451	1,266,429

Long Term Liabilities:
Convertible Notes Payable - related party	—	10,500,000
Operating lease obligation – noncurrent portion	343,423	411,729

Total Liabilities	12,382,874	12,178,158

Stockholders’ Deficit:
Preferred stock, par value $0.001; 50,000,000 shares authorized, no shares issued	—	—
Common stock, par value $0.001; 500,000,000 shares authorized, 107,483,450 and 107,483,450 shares issued and outstanding; respectively	107,483	107,483
Additional paid in capital	5,083,348	5,083,348
Accumulated deficit	(12,831,350)	(12,295,159)
Total Stockholders’ Deficit	(7,640,519)	(7,104,328)
Total Liabilities and Stockholders’ Deficit	$4,742,355	$5,073,830

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—

Expenses:
General and administrative	28,318	291,662	220,021	602,620
Rent expense – related party	45,000	45,000	90,000	90,000

Total expenses	73,318	336,662	310,021	692,620

Other expense:
Interest expense - related party	(133,288)	(133,288)	(268,015)	(291,165)
Interest income	20,091	18,031	41,845	31,150
Total other expense	(113,197)	(115,257)	(226,170)	(260,015)

Loss before provision for income taxes	(186,515)	(451,919)	(536,191)	(952,635)

Provision for Income Taxes	—	—	—	—

Net Loss	$(186,515)	$(451,919)	$(536,191)	$(952,635)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding – basic and diluted	107,483,450	107,483,450	107,483,450	104,819,516

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2018	—	—	88,733,450	88,733	3,171,197	(9,910,942)	(6,651,012)

Stock issued for conversion of debt – related party	—	—	18,750,000	18,750	1,481,250	—	1,500,000

Forgiveness of accrued interest – related party	—	—	—	—	430,902	—	430,902

Net loss	—	—	—	—	—	(500,716)	(500,716)

Balance at August 31, 2018	—	—	107,483,450	107,483	5,083,349	(10,411,658)	(5,220,826)

Net loss	—	—	—	—	—	(451,919)	(451,919)

Balance at November 30, 2018	—	$—	107,483,450	$107,483	$5,083,349	$(10,867,577)	$(5,672,745)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at May 31, 2019	—	—	107,483,450	$107,483	$5,083,348	$(12,295,159)	$(7,104,328)

Net loss	—	—	—	—	—	(349,676)	(349,676)

Balance at August 31, 2019	—	—	107,483,450	107,483	5,083,348	(12,644,835)	(7,454,004)

Net loss	—	—	—	—	—	(186,515)	(186,515)

Balance at November 30, 2019	—	$—	$107,483,450	$107,483	$5,083,348	$(12,831,350)	$(7,640,519)

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended November 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(536,191)	$(952,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	25,000	200,010
Accounts payable	(229)	(159,339)
Accrued interest – related party	268,015	291,155
Cash flows used in operating activities	(243,405)	(620,809)

Cash flows from investing activities:
Capitalized software development costs	—	(432,200)
Cash flows used in investing activities	—	(432,200)

Cash flows from financing activities:
Proceeds from a related party	—	35,000
Repayment of related party notes	—	(5,000,000)
Cash flows used in financing activities	—	(4,965,000)

Net decrease in cash	(243,405)	(6,018,009)
Cash, beginning of period	4,508,397	10,794,298
Cash, end of period	$4,264,992	$4,776,289

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash activity:
Related party debt converted to common stock	$—	$1,500,000
Forgiveness of accrued interest, related party, classified to additional paid in capital	$—	$430,901

The accompanying notes are an integral part of these condensed unaudited financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2019

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

On August 6, 2016 the Company signed Statements of Work (“SOWs”) with an unaffiliated company, to perform services for the development and administration of websites to support a mobile app which will enable consumers to purchase goods and earn rebates in the form of Bitcoin, and merchants will be able to sell their goods directly to the users, using this platform.

The SOWs provide that after this mobile app has been developed, the unaffiliated company will then proceed to phase 2, which is intended to be the development of this app for white-label operators.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of November 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2019 filed with the SEC.

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

November 30, 2019

(Unaudited)

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended November 30, 2019.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently has $4,264,992 of cash as of November 30, 2019, it also has total liabilities of $12,382,874 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has had no revenues since inception and has an accumulated deficit of $12,831,350. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses until its planned operations begin to generate revenue. The Company is in the process of signing their first customers and is expecting to recognize its first revenue by the end of the second quarter.

NOTE 4 – RELATED PARTY LOANS

As of November 30, 2019 and May 31, 2019, the Company owed EDG Development, a company owned by Mr. Pei, $70,740 and $70,740, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

As of November 30, 2019 and May 31, 2019, the Company owed F&L Galaxy, Inc., (a Company owned by Mr. Pei), $12,582 and $12,582, respectively for software development expense. The loan is unsecured, non-interest bearing and due on demand.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

As of November 30, 2019 and May 31, 2019, the Company owed Mr. Pei $141,950 and $141,950, respectively. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand.

For the six months ended November 30, 2019 and 2018, the Company accrued interest at 5% on the above loans for interest expense of $4,796 and $4,796, respectively. As of November 30, 2019, total accrued interest is $23,901.

On March 1, 2018, the Company began occupying its new corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102. The Company signed a five-year sublease with United Power, Inc. (“Power”), an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited (“Future”), another affiliate of the Company because of common ownership; Future entered into a lease with Power, and the Company then sublet the space from Power. The Company is occupying the space for executive and administrative offices. Rent expense for the three and six months ended November 30, 2019 and 2018 was $45,000 and $45,000, and $90,000 and $90,000, respectively.

Convertible Promissory Notes

February 26, 2017, Sky Rover agreed to loan up to an additional $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid the $4,000,000 of the loan. In addition, Sky Rover converted $1,500,000 into the common shares, at the Notes’ conversion price of $.08 per share. As a result of this conversion, the Company issued a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which has been credited to additional paid in capital. As of November 30, 2019, there is $2,500,000 and $345,289 of principal and accrued interest, respectively, due on this loan.

On November 20, 2017, Sky Rover loaned the remaining $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of November 30, 2019 there is $810,959 of accrued interest on this loan.

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

	Balance Sheet Classification	November 30, 2019
Asset
Operating lease asset	Right of use asset	$477,363
Total lease asset		$477,363

Liability
Operating lease liability – current portion	Current operating lease liability	$133,940
Operating lease liability – noncurrent portion	Long-term operating lease liability	343,423
Total lease liability		$477,363

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2019

(Unaudited)

Lease obligations at November 30, 2019 consisted of the following:

For the year ended May 31:
2020	$90,000
2021	180,000
2022	180,000
2023	135,000
Total payments	$585,000
Amount representing interest	$(107,637)
Lease obligation, net	477,363
Less current portion	(133,940)
Lease obligation – long term	$343,423

The lease expense for the three months ended November 30, 2019 was $45,000, which consisted of amortization expense of $34,493 and interest expense of $10,507 after the adoption of the new lease standard on January 1, 2019.

The cash paid under this operating lease during three months ended November 30, 2019 was $45,000. We have used a discount rate of 8%.

The lease expense for the six months ended November 30, 2019 was $90,000, which consisted of amortization expense of $68,305 and interest expense of $21,695 after the adoption of the new lease standard on January 1, 2019.

The cash paid under this operating lease during six months ended November 30, 2019 was $90,000. We have used a discount rate of 8%.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended November 30, 2019 Compared to the Three Months ended November 30, 2018

Operating Expenses

During the three months ended November 30, 2019, we incurred total operating expenses of $73,318 compared to $336,662 incurred during the three months ended November 30, 2018. Operating expenses consist of the following.

During the three months ended November 30, 2019, we incurred related party rent expense of $45,000 compared to $45,000 incurred during the three months ended November 30, 2018. Our sublease for office space began in March 2018.

During the three months ended November 30, 2019, we incurred general and administrative (“G&A”) expenses of $28,318 compared to $291,662 incurred during the three months ended November 30, 2018, a decrease of $263,344 or 90.2%. G&A expenses have decrease largely due to a decrease in consulting expense and other professional fees.

Other Expense

During the three months ended November 30, 2019, we incurred interest expense of $133,288 compared to $133,288 incurred during the three months ended November 30, 2018. Interest expense is due to the convertible promissory notes with Sky Rover Holdings, Ltd. and other related party loans (Note 4).

During the three months ended November 30, 2019, we had interest income of $20,091 compared to $18,031 during the three months ended November 30, 2018.

Net Loss

Our net loss for the three months ended November 30, 2019 was $186,515, compared to a net loss of $451,919 for the prior three months ended November 30, 2018. The decrease in net loss is a result of the decrease in G & A expense.

Results of Operations for the Six Months ended November 30, 2019 Compared to the Six Months ended November 30, 2018

Operating Expenses

During the six months ended November 30, 2019, we incurred total operating expenses of $310,021 compared to $692,620 incurred during the six months ended November 30, 2018. Operating expenses consist of the following.

During the six months ended November 30, 2019, we incurred related party rent expense of $90,000 compared to $90,000 incurred during the six months ended November 30, 2018. Our sublease for office space began in March 2018.

During the six months ended November 30, 2019, we incurred general and administrative (“G&A”) expenses of $220,021 compared to $602,620 incurred during the six months ended November 30, 2018, a decrease of $382,599 or 63.4%. G&A expenses have decrease largely due to a decrease in consulting expense and other professional fees.

Other Expense

During the six months ended November 30, 2019, we incurred interest expense of $268,015 compared to $291,162 incurred during the six months ended November 30, 2018. Interest expense is due to the convertible promissory notes with Sky Rover Holdings, Ltd. and other related party loans (Note 4) and has decreased to the conversion of and repayment of some of those notes.

During the six months ended November 30, 2019, we had interest income of $41,845 compared to $31,150 during the six months ended November 30, 2018.

Net Loss

Our net loss for the six months ended November 30, 2019 was $536,191, compared to a net loss of $952,635 for the prior six months ended November 30, 2018. The decrease in net loss is a result of the decrease in G & A expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2019, net cash flows used in operating activities was $243,405. For the same period ended November 30, 2018, net cash flows used in operating activities was $620,809.

Cash Flows from Investing Activities

During the six months ended November 30, 2019, we used $0 in investing activities compared to $432,200 for the same period ended November 30, 2018.

Cash Flows from Financing Activities

For the six months ended November 30, 2019, net cash used in financing activities was $0. For the six months ended November 30, 2018, net cash used in financing activities was $4,965,000. In 2018, $35,000 was received by way of a loan from our sole officer, director and principal shareholder, and the Company repaid $5,000,000 on the related party loans. (see Note 4)

As of November 30, 2019, the company had cash of $4,264,992 to be used for operation over at least the next twelve months.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019 using the criteria established in the 2013 version of “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of November 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control Integrated Framework issued by COSO.  The Company has adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and were filed as an Exhibit to the Company’s Annual Report, which was filed with the SEC on September 20, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2019, that occurred during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, on September 14, 2018, the Company adopted new procedures, which were approved by the Board of Directors on September 14, 2018, and were filed as an Exhibit to the Company’s Annual Report, which was filed with the SEC on September 20, 2018.

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

WEWARDS, INC.

Date: January 14, 2020	By:	/s/ Lei Pei
Lei Pei
President and Chief Executive Officer and Chief Financial Officer