Form 10-Q
period 2020-02-29
WEWARDS, INC.
filed 2020-04-07
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 29, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

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

As of April 7, 2020, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	February 29,	May 31,
	2020	2019
ASSETS

Current assets:
Cash	$4,249,099	$4,508,397
Prepaid expenses	—	25,000
Total current assets	4,249,099	4,533,397

Right of use asset	478,677	540,433

Total assets	$4,727,776	$5,073,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$200	$329
Accounts payable, related party	30,012	—
Accrued interest, related parties	1,313,837	912,123
Current maturities of operating lease obligation	147,019	128,705
Due to related parties	225,272	225,272
Current maturities of convertible notes payable, related party	10,500,000	—
Total current liabilities	12,216,340	1,266,429

Long term liabilities:
Operating lease obligation	331,658	411,729
Convertible notes payable, related party	—	10,500,000

Total liabilities	12,547,998	12,178,158

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,083,348	5,083,348
Accumulated deficit	(13,011,053)	(12,295,159)
Total stockholders' equity (deficit)	(7,820,222)	(7,104,328)

Total liabilities and stockholders' equity (deficit)	$4,727,776	$5,073,830

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative	3,142	88,448	6,088	485,671
Rent expense, related party	45,000	48,479	135,000	138,479
Professional fees	15,250	101,100	232,325	306,497
Total operating expenses	63,392	238,027	373,413	930,647

Operating loss	(63,392)	(238,027)	(373,413)	(930,647)

Other income (expense):
Interest expense, related party	(133,699)	(131,850)	(401,714)	(423,015)
Interest income	17,388	22,846	59,233	53,996
Total other income (expense)	(116,311)	(109,004)	(342,481)	(369,019)

Net loss	$(179,703)	$(347,031)	$(715,894)	$(1,299,666)

Weighted average number of common shares outstanding - basic and fully diluted	107,483,450	107,483,450	107,483,450	105,635,822

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended February 28, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, November 30, 2018	—	$—	107,483,450	$107,483	$5,083,349	(10,863,577)	$(5,672,745)
Net loss for the three months ended February 28, 2019	—	—	—	—	—	(347,031)	(347,031)
Balance, February 28, 2019	—	$—	107,483,450	$107,483	$5,083,349	$(11,210,608)	$(6,019,776)

	For the Three Months Ended February 29, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, November 30, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,831,350)	$(7,640,519)
Net loss for the three months ended February 29, 2020	—	—	—	—	—	(179,703)	(179,703)
Balance, February 29, 2020	—	$—	107,483,450	$107,483	$5,083,348	$(13,011,053)	$(7,820,222)

	For the Nine Months Ended February 28, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2018	—	$—	88,733,450	$88,733	$3,171,197	$(9,910,942)	$(6,651,012)
Common stock issued for conversion of debt	—	—	18,750,000	18,750	1,481,250	—	1,500,000
Forgiveness of accrued interest, related party	—	—	—	—	430,902	—	430,902
Net loss for the nine months ended February 28, 2019	—	—	—	—	—	(1,299,666)	(1,299,666)
Balance, February 28, 2019	—	$—	107,483,450	$107,483	$5,083,349	$(11,210,608)	$(6,019,776)

	For the Nine Months Ended February 29, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,295,159)	$(7,104,328)
Net loss for the nine months ended February 29, 2020	—	—	—	—	—	(715,894)	(715,894)
Balance, February 29, 2020	—	$—	107,483,450	$107,483	$5,083,348	$(13,011,053)	$(7,820,222)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 29,	February 28,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(715,894)	$(1,299,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	25,000	262,260
Increase (decrease) in liabilities:
Accounts payable	(130)	423,005
Accounts payable, related party	30,012	—
Accrued interest, related party	401,714	(148,058)
Net cash used in operating activities	(259,298)	(762,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	—	(432,200)
Net cash used in investing activities	—	(432,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from a related party	—	35,000
Repayment of related party loans	—	(5,000,000)
Net cash used in financing activities	—	(4,965,000)

NET CHANGE IN CASH	(259,298)	(6,159,659)
CASH AT BEGINNING OF PERIOD	4,508,397	10,794,298

CASH AT END OF PERIOD	$4,249,099	$4,634,639

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party debt converted to common stock	$—	$1,500,000
Forgiveness of accrued interest, related party contributed to capital	$—	$430,902

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Wewards, Inc. (“Wewards” or “the Company”) was incorporated in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an agreement with Future Continental Limited (“Purchaser”), pursuant to which, on May 11, 2015, the Seller sold to Purchaser six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares at such time, for $340,000. In October 2015, the Purchaser sold the 6,000,000 Shares to Mr. Lei Pei, an affiliate of the Purchaser, in consideration of Mr. Pei’s agreement to serve as our director and CEO. On January 8, 2018, by consent of Lei Pei as the Company’s principal shareholder, the Company changed its name to Wewards, Inc. The Company’s corporate office is located in Las Vegas, Nevada.

The Company has developed and is the owner of a web-based platform accessible by mobile apps (the “Platform”) that will enable consumers to purchase goods from merchants and earn rebates payable in the form of Bitcoin. The Platform provides an innovative Bitcoin rewards ecosystem. It is designed to transform traditional concepts of commerce into a cooperative society where both merchants and consumers are collaborating, utilizing Bitcoin to reward consumers. The ecosystem provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to all market participants, and to help distribute commercial wealth among and between the merchants and consumers. The Company intends to generate revenue by licensing “white-label” versions of the Platform to third parties. However, to date, no such license agreement has been entered into, and the Company has not generated any revenues.

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Financial Statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019. The interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $3,999,199 and $4,258,497 in excess of FDIC insured limits at February 29, 2020 and May 31, 2019, respectively. The Company has not experienced any losses in such accounts.

Reclassifications

In the current period, the Company separately classified professional fees from general and administrative expenses in the Condensed Statement of Operations. For comparative purposes, amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 505-50 (ASC 505-50). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Basic and Diluted Loss Per Share

Basic earnings per share (“EPS”) are computed by dividing net income (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include stock options, warrants and restricted stock. The number of potential common shares outstanding relating to stock options, warrants and restricted stock is computed using the treasury stock method. For the periods presented, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered through future operations.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities may periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. We adopted the new standard on May 31, 2019 and used the effective date as our date of initial application under the modified retrospective approach. We elected the short-term lease recognition exemption for all of our leases that qualify. This means, for those leases we will not recognize right-of-use (RoU) assets or lease liabilities. The implementation of this new standard did not have a material impact on our financial statements, other than the presentation of a right of use asset and an operating lease obligation liability on the balance sheet in an equal amount.

No other new accounting pronouncements, issued or effective during the period ended February 29, 2020, have had or are expected to have a significant impact on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently has $4,249,099 of cash as of February 29, 2020, it also has total liabilities of $12,547,998, has not generated any revenues since inception, and has an accumulated deficit of $13,011,053. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses until its operations begin to generate revenue.

NOTE 3 – RELATED PARTIES

Accounts Payable, Related Party

The Company owed United Power, Inc. (“United Power”) $30,012 for unpaid rent and utilities as of February 29, 2020. As disclosed in Note 7, below, the Company subleases office space from United Power, an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000. The building is owned by Future Property Limited (“Future”), another affiliate of the Company due to common ownership.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 29, 2020 and May 31, 2019, respectively:

	Fair Value Measurements at February 29, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$4,249,099	$—	$—
Total assets	4,249,099	—	—
Liabilities
Due to related parties	—	225,272	—
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	225,272	10,500,000
	$4,249,099	$(225,272)	$(10,500,000)

	Fair Value Measurements at May 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$4,508,397	$—	$—
Total assets	4,508,397	—	—
Liabilities
Due to related parties	—	225,272	—
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	225,272	10,500,000
	$4,508,397	$(225,272)	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended February 29, 2020 or the year ended May 31, 2019.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

NOTE 5 – DUE TO RELATED PARTIES

Due to related parties consists of the following at February 29, 2020 and May 31, 2019, respectively:

	February 29,	May 31,
	2020	2019
Over various dates from December 7, 2015 through February 2, 2016, the Company borrowed funds from EDG Development, a company owned by Mr. Pei. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand. The Company accrues imputed interest at 5% per annum on these advances. As of February 29, 2020, the accrued interest reflects $9,729 of imputed interest on these loans.	$70,740	$70,740

On February 22, 2017, the Company borrowed $45,165 from F&L Galaxy, Inc., a company owned by Mr. Pei. All funds expended to date have been used for software development purposes. The loans are unsecured, non-interest bearing and due on demand. The Company accrues imputed interest at 5% per annum on these advances. As of February 29, 2020, the accrued interest reflects $1,730 of imputed interest on these loans.	12,582	12,582

Over various dates from June 24, 2015 through August 8, 2018, the Company borrowed funds from the Company’s CEO, Mr. Pei. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand. The Company accrues imputed interest at 5% per annum on these advances. As of February 29, 2020, the accrued interest reflects $15,239 of imputed interest on these loans.	141,950	141,950

Due to related parties	$225,272	$225,272

NOTE 6 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at February 29, 2020 and May 31, 2019, respectively:

	February 29,	May 31,
	2020	2019

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 26, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of February 29, 2020, there is $376,454 of accrued interest due on this loan.

	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2020, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 29, 2020, there is $910,685 of accrued interest on this loan.

	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	10,500,000	—
Convertible notes payable, related party, less current portion	$—	$10,500,000

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

If Sky Rover converts the remaining $10,500,000 in principal of the Convertible Notes at the present conversion price of $0.08 per share into 131,250,000 shares, those shares, plus the approximate 101,353,450 shares Mr. Pei currently owns, would give him beneficial ownership of 232,603,450 shares of the Company’s 238,733,450 then-issued and outstanding shares (assuming that no other shares are issued prior to conversion), which would approximate 97.4% of the then-outstanding shares.

The Company recognized interest expense for the nine months ended February 29, 2020 and February 28, 2019, respectively, as follows:

	February 29,	February 28,
	2020	2019

Interest on due to related parties	$7,604	$8,093
Interest on convertible notes, related party	394,110	414,922
Total interest expense	$401,714	$423,015

NOTE 7 – COMMITMENTS AND CONTINGENCIES - LEASE

On March 1, 2018, the Company began occupying its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102. The Company signed a five-year sublease with United Power, an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000, plus a possible increase of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited, another affiliate of the Company due to common ownership. Future entered into a lease with United Power, and the Company then sublet the space from United Power. The Company is occupying the space for executive and administrative offices. Rent expense for the three and nine months ended February 29, 2020 and February 28, 2019 was $45,000 and $48,479, and $135,000 and $138,479, respectively. The Company has accounted for the lease under ASC 842, as follows:

The components of lease expense were as follows:

For the Nine
Months Ended
February 29,
2020
Operating lease cost:
Amortization of assets	$102,822
Interest on lease liabilities	32,178
Total operating lease cost	$135,000

Supplemental balance sheet information related to leases was as follows:

February 29,
2020
Operating lease:
Operating lease assets	$478,677

Current portion of operating lease obligation	$147,019
Noncurrent operating lease obligation	331,658
Total operating lease obligation	$478,677

Weighted average remaining lease term:
Operating leases	3.0 years

Weighted average discount rate:
Operating lease	8.00%

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

Supplemental cash flow and other information related to operating leases was as follows:

For the Nine
Months Ended
February 29,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$135,000

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at February 29, 2020:

For the Fiscal Year	Minimum Lease
Ended May 31:	Commitments
2020 *	$45,000
2021	180,000
2022	180,000
2023	135,000
Total payments	$540,000
Amount representing interest	$(61,323)
Lease obligation, net	478,677
Less current portion	(147,019)
Lease obligation – long term	$331,658

———————

* Liability pertains to the remaining three-month period from March 1, 2020 through May 31, 2020.

NOTE 8 – CHANGES IN STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized preferred stock of 50,000,000 shares, par value $0.001 per share. The voting powers, conversion features, if any, designations, preferences, limitations, restrictions and other rights of the preferred stock shall be prescribed by resolution of the Board of Directors at the time a specific series of preferred stock is designated. None of the preferred shares have been issued as of the date of this Report.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of February 29, 2020.

NOTE 9 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended February 29, 2020 and the year ended May 31, 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At February 29, 2020, the Company had approximately $6,180,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both February 29, 2020 and May 31, 2019.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2020

(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

On April 2, 2020, the Company purchased intellectual property rights (“IP”) from United Power, a Nevada Corporation under common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation.

The IP consists of technology and related rights associated with the game Megopoly, an MMO (Massively Multiplayer Online Game). Megopoly is expected to be the first MMO 3-D board game in the world, where players will be able to earn fractions of Bitcoins (satoshi) through buying, selling, and managing virtual real estate properties using in-game currency (Megopoly Coins). The game will be similar in some respects to Monopoly.

The game will allow players around the world to interact with each other online. Players travel (move) through different parts of a city, earning profit by investing in properties, charging rent, acquiring bonus assets, and selling their properties to other players for in-game currency. A player will be able to progress to higher levels of “cities”  at any time.

The player’s goal in Megopoly is to earn Megopoly Coins by investing in properties and collecting rent from other players. Players can keep playing the game using their Megopoly Coins for the opportunity to earn more coins, or they can exchange those coins for Bitcoins based on real-time market exchange rates.

Megopoly will be playable at any time through a web browser on a PC, tablet or smart phone, initially in Chinese, and in English in the near future. The game has been designed for players of all skill levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended May 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended May 31, 2019 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Wewards, Inc. (“Wewards” or “the Company”) was incorporated in the state of Nevada on September 10, 2013 as Betafox Corp., with the initial intent to manufacture and sell color candles. On April 26, 2015, Giorgos Kallides (the “Seller”), entered into an agreement with Future Continental Limited (“Purchaser”), pursuant to which, on May 11, 2015, the Seller sold to Purchaser six million (6,000,000) shares of common stock of the Company (the “Shares”) owned by the Seller, constituting approximately 73.8% of the Company’s 8,130,000 issued and outstanding common shares at such time, for $340,000. In October 2015, the Purchaser sold the 6,000,000 Shares to Mr. Lei Pei, an affiliate of the Purchaser, in consideration of Mr. Pei’s agreement to serve as our director and CEO. On January 8, 2018, by consent of Lei Pei as the Company’s principal shareholder, the Company changed its name to Wewards, Inc. The Company’s corporate office is located in Las Vegas, Nevada.

The Company has developed and is the owner of a web-based platform accessible by mobile apps (the “Platform”) that will enable consumers to purchase goods from merchants and earn rebates payable in the form of Bitcoin. The Platform provides an innovative Bitcoin rewards ecosystem. It is designed to transform traditional concepts of commerce into a cooperative society where both merchants and consumers are collaborating, utilizing Bitcoin to reward consumers. The ecosystem provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to all market participants, and to help distribute commercial wealth among and between the merchants and consumers. The Company intends to generate revenue by licensing “white-label” versions of the Platform to third parties. However, to date, no such license agreement has been entered into, and the Company has not generated any revenues.

On April 2, 2020, the Company purchased intellectual property rights (“IP”) from United Power, a Nevada Corporation under common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation.

The IP consists of technology and related rights associated with the game Megopoly, an MMO (Massively Multiplayer Online Game). Megopoly is expected to be the first MMO 3-D board game in the world, where players will be able to earn fractions of Bitcoins (satoshi) through buying, selling, and managing virtual real estate properties using in-game currency (Megopoly Coins). The game will be similar in some respects to Monopoly.

The game will allow players around the world to interact with each other online. Players travel (move) through different parts of a city, earning profit by investing in properties, charging rent, acquiring bonus assets, and selling their properties to other players for in-game currency. A player will be able to progress to higher levels of “cities” at any time.

The player’s goal in Megopoly is to earn Megopoly Coins by investing in properties and collecting rent from other players. Players can keep playing the game using their Megopoly Coins for the opportunity to earn more coins, or they can exchange those coins for Bitcoins based on real-time market exchange rates.

Megopoly will be playable at any time through a web browser on a PC, tablet or smart phone, initially in Chinese, and in English in the near future. The game has been designed for players of all skill levels.

Results of Operations for the Three Months Ended February 29, 2020 and February 28, 2019:

The following table summarizes selected items from the statement of operations for the three months ended February 29, 2020 and February 28, 2019.

	Three Months Ended
	February 29,	February 28,	Increase /
	2020	2019	(Decrease)
Revenues	$—	$—	$—

Operating expenses:
General and administrative	3,142	88,448	(85,306)
Rent expense, related party	45,000	48,479	(3,479)
Professional fees	15,250	101,100	(85,850)
Total operating expenses:	63,392	238,027	(174,635)

Operating loss	(63,392)	(238,027)	(174,635)

Total other income	(116,311)	(109,004)	7,307

Net loss	$(179,703)	$(347,031)	$(167,328)

Revenues

We have not generated any revenues to date.

General and Administrative Expenses

General and administrative expenses for the three months ended February 29, 2020 were $3,142, compared to $88,448 during the three months ended February 28, 2019, a decrease of $85,306, or 96%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased business development expenses.

Rent Expense, Related Party

Related party rent expense for the three months ended February 29, 2020 was $45,000, compared to $48,479 during the three months ended February 28, 2019, a decrease of $3,479, or 7%. Related party rent expense decreased slightly due to rent expense related to a small satellite office that was leased in the comparative period that is no longer rented by the Company.

Professional Fees

Professional fees for the three months ended February 29, 2020 were $15,250, compared to $101,100 during the three months ended February 28, 2019, a decrease of $85,850, or 85%. Professional fees decreased primarily due to cost savings related to transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Operating Loss

Our operating loss for the three months ended February 29, 2020 was $63,392, compared to $238,027 during the three months ended February 28, 2019, a decrease of $174,635, or 73%. Our operating loss decreased primarily due to cost savings related to reductions in business development fees, transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Other Income (Expense)

Other expense, on a net basis, for the three months ended February 29, 2020 was $116,311, compared to other expense, on a net basis, of $109,004 during the three months ended February 28, 2019, an increase of $7,307, or 7%. Other expense consisted of $133,699 of interest expense on related party loans, as offset by $17,388 of interest income for the three months ended February 29, 2020. Other expense consisted of $131,850 of interest expense on related party loans, as offset by $22,846 of interest income for the three months ended February 28, 2019. Other expense, on a net basis, increased due to slightly increased interest expense and diminished interest income on cash balances.

Net Loss

Net loss for the three months ended February 29, 2020 was $179,703, compared to $347,031 during the three months ended February 28, 2019, a decrease of $167,217, or 48%. The decreased net loss was due to cost savings related to reductions in business development fees, transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Results of Operations for the Nine Months Ended February 29, 2020 and February 28, 2019:

The following table summarizes selected items from the statement of operations for the nine months ended February 29, 2020 and February 28, 2019.

	Nine Months Ended
	February 29,	February 28,	Increase /
	2020	2019	(Decrease)
Revenues	$—	$—	$—

Operating expenses:
General and administrative	6,088	485,671	(479,583)
Rent expense, related party	135,000	138,479	(3,479)
Professional fees	232,325	306,497	(74,172)
Total operating expenses:	373,413	930,647	(557,234)

Operating loss	(373,413)	(930,647)	(557,234)

Total other income	(342,481)	(369,019)	(26,538)

Net loss	$(715,894)	$(1,299,666)	$(583,772)

Revenues

We have not generated any revenues to date.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 29, 2020 were $6,088, compared to $485,671 during the nine months ended February 28, 2019, a decrease of $479,583, or 99%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased business development expenses.

Rent Expense, Related Party

Related party rent expense for the nine months ended February 29, 2020 was $135,000, compared to $138,479 during the nine months ended February 28, 2019, a decrease of $3,479, or 3%. Related party rent expense decreased slightly due to rent expense related to a small satellite office that was leased in the comparative period that is no longer rented by the Company.

Professional Fees

Professional fees for the nine months ended February 29, 2020 were $232,325, compared to $306,497 during the nine months ended February 28, 2019, a decrease of $74,172, or 24%. Professional fees decreased primarily due to cost savings related to transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Operating Loss

Our operating loss for the nine months ended February 29, 2020 was $373,413, compared to $930,647 during the nine months ended February 28, 2019, a decrease of $557,234, or 60%. Our operating loss decreased primarily due to cost savings related to reductions in business development fees, transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended February 29, 2020 was $342,481, compared to other expense, on a net basis, of $369,019 during the nine months ended February 28, 2019, a decrease of $26,538, or 7%. Other expense consisted of $401,714 of interest expense on related party loans, as offset by $59,233 of interest income for the nine months ended February 29, 2020. Other expense consisted of $423,015 of interest expense on related party loans, as offset by $53,996 of interest income for the nine months ended February 28, 2019. Other expense, on a net basis, decreased due to slightly decreased interest expense and increased interest income on cash balances.

Net Loss

Net loss for the nine months ended February 29, 2020 was $715,894 compared to $1,299,666 during the nine months ended February 28, 2019, a decrease of $583,772, or 45%. The decreased net loss was due to cost savings related to reductions in business development fees, transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the nine-month periods ended February 29, 2020 and February 28, 2019:

	2020	2019
Operating Activities	$(259,298)	$(762,459)
Investing Activities	—	(432,200)
Financing Activities	—	(4,965,000)
Net Increase (Decrease) in Cash	$(259,298)	$(6,159,659)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 29, 2020, net cash flows used in operating activities was $259,298. For the same period ended February 28, 2019, net cash flows used in operating activities was $762,459. The decrease in cash used in operating activities is primarily attributable to our decreased net loss.

Cash Flows from Investing Activities

During the nine months ended February 29, 2020, we did not use any cash in investing activities compared to $432,200 for the same period ended February 28, 2019. The decrease is attributable to investments made in intangible assets in the prior period that was not necessary in the current period.

Cash Flows from Financing Activities

For the nine months ended February 29, 2020, we did not use any cash in financing activities. For the nine months ended February 28, 2019, net cash used in financing activities was $4,965,000. In the comparative period, $35,000 was received by way of a loan from our sole officer, director and principal shareholder, and the Company repaid $5,000,000 on related party loans.

Ability to Continue as a Going Concern

As of February 29, 2020, we had available cash of $4,249,099, current liabilities of $12,216,340 and had never generated any revenues. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. Unless and until we begin to generate revenues and positive cash flow from our Platform or Megopoly game, as to which there is no assurance, we expect that working capital requirements will continue to be funded through cash on hand, related party loans and/or further issuances of other securities. There is no assurance that we will be able to meet our working capital requirement from these sources.

We have no lines of credit or other bank financing arrangements. To date, we have been wholly dependent upon our CEO and majority shareholder, Mr. Pei, and his affiliated companies, to provide financing to us, generally in the form of convertible loans. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, and we might be unable to continue in business.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management’s subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

While our significant accounting policies are more fully described in notes to our consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $3,999,199 and $4,258,497 in excess of FDIC insured limits at February 29, 2020 and May 31, 2019, respectively. The Company has not experienced any losses in such accounts.

Reclassifications

In the current period, the Company separately classified professional fees from general and administrative expenses in the Condensed Statement of Operations. For comparative purposes, amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one in the same, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 29, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 under “Evaluation of Disclosure Controls and Procedures”.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 2, 2020, the Company purchased intellectual property rights (“IP”) from United Power, a Nevada Corporation under common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation.

The IP consists of technology and related rights associated with the game Megopoly, an MMO (Massively Multiplayer Online Game). Megopoly is expected to be the first MMO 3-D board game in the world, where players will be able to earn fractions of Bitcoins (satoshi) through buying, selling, and managing virtual real estate properties using in-game currency (Megopoly Coins). The game will be similar in some respects to Monopoly.

The game will allow players around the world to interact with each other online. Players travel (move) through different parts of a city, earning profit by investing in properties, charging rent, acquiring bonus assets, and selling their properties to other players for in-game currency. A player will be able to progress to higher levels of “cities”  at any time.

The player’s goal in Megopoly is to earn Megopoly Coins by investing in properties and collecting rent from other players. Players can keep playing the game using their Megopoly Coins for the opportunity to earn more coins, or they can exchange those coins for Bitcoins based on real-time market exchange rates.

Megopoly will be playable at any time through a web browser on a PC, tablet or smart phone, initially in Chinese, and in English in the near future. The game has been designed for players of all skill levels.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit
Number	Description

10.1*	Intellectual Property Rights and Transfer Agreement between Wewards, Inc. and United Power, Inc. dated April 2, 2020
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1*	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWARDS, INC.

Date: April 7, 2020	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer