Form 10-K
period 2020-05-31
WEWARDS, INC.
filed 2020-08-31
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55957

WEWARDS, INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	33-1230099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2960 West Sahara Avenue, Las Vegas, NY 89102

 (Address of Principal Executive Office)(Zip Code)

(702) 944-5599

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of $0.025 per share as of November 30, 2019 was approximately $153,250.

As of August 27, 2020, there were 107,483,450 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include demand for our products and services, governmental regulation of the cannabis industry, our ability to maintain customer and strategic business relationships, the impact of competitive products and pricing, growth in targeted markets, the adequacy of our liquidity and financial strength to support our growth, general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, and the ability to attract and retain qualified personnel. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1.  BUSINESS

Overview

We were incorporated in Nevada on September 10, 2013, as Betafox Corp., for the purpose of engaging in the business of manufacturing and selling candles. On May 11 2015, our principal stockholder at that time sold six million shares of our common stock, constituting approximately 73.8% of our issued and outstanding common shares at such time, to Future Continental Limited. In October 2015, Future Continental Limited sold those shares to Mr. Lei Pei, an affiliate of Future Continental Limited, in consideration of Mr. Pei’s agreement to serve as our director and CEO. On January 8, 2018, we changed our name to Wewards, Inc. Our corporate office is located in Las Vegas, Nevada.

We have developed and are the owner of a web-based platform accessible by mobile apps (the “Platform”) that will enable consumers to purchase goods from merchants and earn rebates payable in the form of Bitcoin. The Platform provides an innovative Bitcoin rewards ecosystem. It is designed to transform traditional concepts of commerce into a cooperative society where both merchants and consumers are collaborating, utilizing Bitcoin to reward consumers. The ecosystem provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to all market participants, and to help distribute commercial wealth among and between the merchants and consumers.

We intend to generate revenue by licensing “white-label” versions of the Platform to third parties. However, to date, no such license agreement has been entered into, and we have not generated any revenues from the Platform.

On April 2, 2020, we purchased intellectual property rights (“IP”) from United Power, a Nevada corporation under common ownership with Lei Pei, our sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation.

The IP consists of technology and related rights associated with the game Megopoly, an MMO (Massively Multiplayer Online Game). Megopoly is an MMO board game where players are able to earn fractions of Bitcoins (satoshi) through buying, selling, and managing virtual real estate properties using in-game currency (Megopoly Coins). The game is similar in some respects to Monopoly.

The game allows players around the world to interact with each other online. Players travel (move) through different parts of a city, earning profit by investing in properties, charging rent, acquiring bonus assets, and selling their properties to other players for in-game currency. A player is able to progress to higher levels of “cities” at any time.

The player’s goal in Megopoly is to earn Megopoly Coins by investing in properties and collecting rent from other players. Players can keep playing the game using their Megopoly Coins for the opportunity to earn more coins, or they can exchange those coins for Bitcoins based on real-time market exchange rates.

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels.

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy.

Employees

We currently have no full-time employees, other than our sole officer and director Mr. Lei Pei, who receives no salary.

Research and Development Expenditures

We intend to continue to make investments in research and development and product development in seeking to sustain and improve our competitive position and meet our customers’ needs.

Government Regulation

Because of the current regulatory uncertainties surrounding the Platform, we do not intend to operate the Platform in the United States unless and until we are satisfied that our operations will not be in violation of any statutes or regulations. At this time, we are unable to determine what governmental agencies, if any, will have jurisdiction over the Platform, or what effect, if any, those government regulations will have on the Platform. Currently, all of our operations consist of outsourced licensing arrangements.

Patents and Trademarks

We do not own any patents or trademarks.

Corporate Information

Our principal executive offices are located at 2960 West Sahara Avenue, Las Vegas, Nevada 89102. Our telephone number is (702) 944-5599, and our website is http://www.wewards.io. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Report.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices consist of 8,015 square feet of office space located at 2960 West Sahara Avenue, Las Vegas, NV 89102. The owner of the building is Future Property Limited, which leases the building to United Power, Inc. (“United Power”), and United Power is owned by our CEO and principal stockholder, Lei Pei. We sublease these offices from United Power.

The term of our sublease expires on March 8, 2023, and provides for a base monthly rent of $15,000, with increases of up to 3% each year based on increases, if any, of the Consumer Price Index. We have been informed by an independent real estate broker that the rent being charged by United is consistent with rents being charged by other landlords for commercial space in the area where the building is located.

Our anticipated future lease commitments on a fiscal year basis are as follows:

2021	$180,000
2022	180,000
2023	135,000
Total	$495,000

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock trade on a very limited basis on the over-the-counter market and are quoted on the OTCPink under the symbol “WEWA”. As of August 27, 2020, the closing price of our common stock on the OTCPink was $0.025.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCPink. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended May 31, 2020
First Quarter	$0.025	$0.020
Second Quarter	$0.025	$0.025
Third Quarter	$0.025	$0.025
Fourth Quarter	$0.025	$0.025

Fiscal Year Ended May 31, 2019
First Quarter	$0.020	$0.020
Second Quarter	$0.020	$0.020
Third Quarter	$0.020	$0.020
Fourth Quarter	$0.020	$0.020

As of August 27, 2020, there were approximately 75 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of August 27, 2020, there were 107,483,450 shares of common stock outstanding on record.

Dividends

We have not declared or paid any dividends on our common stock since our inception and do not anticipate paying dividends for the foreseeable future. The payment of dividends is subject to the discretion of our board of directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common shareholders will be payable when, as and if declared by our board of directors, based upon the board’s assessment of our financial condition and performance, earnings, need for funds, capital requirements, prior claims of preferred stock to the extent issued and outstanding, and other factors, including income tax consequences, restrictions and applicable laws. There can be no assurance, therefore, that any dividends on our common stock will ever be paid.

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Recent Sales of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended May 31, 2020 and 2019. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

Wewards, Inc. (“Wewards” or “the Company”) was incorporated in Nevada on September 10, 2013, as Betafox Corp. On January 8, 2018, we changed our name to Wewards, Inc.

We have developed and are the owner of a web-based platform accessible by mobile apps (the “Platform”) that will enable consumers to purchase goods from merchants and earn rebates payable in the form of Bitcoin. The Platform provides an innovative Bitcoin rewards ecosystem. It is designed to transform traditional concepts of commerce into a cooperative society where both merchants and consumers are collaborating, utilizing Bitcoin to reward consumers. The ecosystem provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to all market participants, and to help distribute commercial wealth among and between the merchants and consumers. We intend to generate revenue by licensing “white-label” versions of the Platform to third parties. However, to date, no such license agreement has been entered into, and we have not generated any revenues from the Platform.

On April 2, 2020, we purchased intellectual property rights (“IP”) from United Power, a Nevada corporation under common ownership with Lei Pei, our sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation.

The IP consists of technology and related rights associated with the game Megopoly, an MMO (Massively Multiplayer Online Game). Megopoly is an MMO board game where players are able to earn fractions of Bitcoins (satoshi) through buying, selling, and managing virtual real estate properties using in-game currency (Megopoly Coins). The game is similar in some respects to Monopoly.

The game allows players around the world to interact with each other online. Players travel (move) through different parts of a city, earning profit by investing in properties, charging rent, acquiring bonus assets, and selling their properties to other players for in-game currency. A player is able to progress to higher levels of “cities” at any time.

The player’s goal in Megopoly is to earn Megopoly Coins by investing in properties and collecting rent from other players. Players can keep playing the game using their Megopoly Coins for the opportunity to earn more coins, or they can exchange those coins for Bitcoins based on real-time market exchange rates.

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels.

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy. Pursuant to our license agreement with Sandbx Corp., we are entitled to a $50,000 initial setup fee, payable in five equal monthly installments from May 1, 2020 through September 1, 2020, and a monthly royalty of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever is greater, commencing upon completion of the initial setup, but no later than January 31, 2021. The initial term of the licensing agreement is through April 19, 2021, with automatic monthly renewals, unless terminated by either party via sixty (60) days written notice of non-renewal.

Critical Accounting Policies

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $3,768,042 and $4,258,497 in excess of FDIC insured limits at May 31, 2020 and 2019, respectively. The Company has not experienced any losses in such accounts.

Reclassifications

In the current period, the Company separately classified professional fees from general and administrative expenses in the Condensed Statement of Operations. For comparative purposes, amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations.

Revenue Recognition

Effective June 1, 2019, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the licensing of our software by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue was recognized when the following criteria had been met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the years ended May 31, 2020 or 2019.

We derive revenue principally from licensing our intellectual property, including our game, and related extra content and services that can be utilized by players of our game. Our product and service offerings include, but are not limited to, licensing to third parties (“software license”) to distribute and host our games and content (“Online-Hosted Service Games”).

We evaluate and recognize revenue by:

•

identifying the contract(s) with the customer;

•

identifying the performance obligations in the contract;

•

determining the transaction price;

•

allocating the transaction price to performance obligations in the contract; and

•

recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

Online-Hosted Service Games. Sales of our Online-Hosted Service Games are determined to have one distinct performance obligation: the online hosting. We recognize revenue from these arrangements as the service is provided through our licensing agreement(s).

Licensing Revenue

We utilize third-party licensees to distribute and host our games and content in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and/or sales-based royalties. These arrangements typically include multiple performance obligations, such as a time-based license of software and future update rights. We recognize as revenue a portion of the minimum guarantee when we transfer control of the license of software (generally upon commercial launch) and the remaining portion ratably over the contractual term in which we provide the licensee with future update rights. Any sales-based royalties are generally recognized as the related sales occur by the licensee.

Significant Judgments around Revenue Arrangements

Identifying performance obligations. Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available), and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, we must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation.

Determining the transaction price. The transaction price is determined based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. In addition, the transaction price does not include an estimate of the variable consideration related to sales-based royalties. Sales-based royalties are recognized as the sales occur.

Allocating the transaction price. Allocating the transaction price requires that we determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where we do not sell the performance obligation on a stand-alone basis (which occurs in the majority of our transactions). In those situations, we determine the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include: historical internal pricing data, cost plus margin analyses, third-party external pricing of similar or same products and services such as software licenses and maintenance support within the enterprise software industry. The results of our analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.

Determining the Estimated Offering Period. The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service-related performance obligations (i.e., future update rights and online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, we consider the specified contract period of our software licenses and therefore, the offering period is estimated to be over the term of the license. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations.

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

Results of Operations for the Years Ended May 31, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the years ended May 31, 2020 and 2019.

	Years Ended
	May 31,	May 31,	Increase /
	2020	2019	(Decrease)
Revenues, related party	$4,166	$—	$4,166

Operating expenses:
General and administrative	6,375	508,616	(502,241)
Rent expense, related party	180,000	180,000	—
Professional fees	245,666	392,930	(147,264)
Impairment loss, software development	—	374,125	(374,125)
Research and development	—	447,418	(447,418)
Total operating expenses:	432,041	1,903,089	(1,471,048)

Operating loss	(427,875)	(1,903,089)	(1,475,214)

Total other income	(469,506)	(481,128)	(11,622)

Net loss	$(897,381)	$(2,384,217)	$(1,486,836)

Revenues, Related Party

We began to generate revenues from the licensing of our game platform to a company owned by United’s COO during the fourth fiscal quarter of 2020. Revenues were $4,166 for the year ended May 31, 2020.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2020 were $6,375, compared to $508,616 during the year ended May 31, 2019, a decrease of $502,241, or 99%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased business development expenses.

Rent Expense, Related Party

Related party rent expense for the year ended May 31, 2020 was $180,000, compared to $180,000 during the year ended May 31, 2019. Related party rent expense consists of office space that is subleased from a company owned by Mr. Lei.

Professional Fees

Professional fees for the year ended May 31, 2020 were $245,666, compared to $392,930 during the year ended May 31, 2019, a decrease of $147,264, or 37%. Professional fees decreased primarily due to cost savings related to transitioning to new compliance professionals and reductions in fees paid to software developers during the current period.

Impairment Loss, Software Development Costs

During the year ended May 31, 2019, we incurred $374,125 of impairment charges on our previously capitalized software development costs.

Research and Development

We had no research and development expenses in the year ended May 31, 2020, compared to expenses of $447,418 during the year ended May 31, 2019 related to the development and administration of the websites to support our mobile app. This expense was not necessary in the current year as the majority of the development of our websites and platforms were completed in the prior year.

Operating Loss

Our operating loss for the year ended May 31, 2020 was $427,875, compared to $1,903,089 during the year ended May 31, 2019, a decrease of $1,475,214, or 78%. Our operating loss decreased primarily due to the reduction in fees paid to software developers and research and development during the current period as the development of our software platform neared completion in the prior year.

Other Income (Expense)

Other expense, on a net basis, for the year ended May 31, 2020 was $469,506, compared to other expense, on a net basis, of $481,128 during the year ended May 31, 2019, a decrease of $11,622, or 2%. Other expense consisted of $539,556 of interest expense on related party loans, as offset by $70,050 of interest income for the year ended May 31, 2020. Other expense consisted of $557,742 of interest expense on related party loans, as offset by $76,614 of interest income for the year ended May 31, 2019. Other expense, on a net basis, decreased due to decreased interest expense on related party loans in excess of the diminished interest income on slightly lower cash balances.

Net Loss

Net loss for the year ended May 31, 2020 was $897,381, compared to $2,384,217 during the year ended May 31, 2019, a decrease of $1,486,836, or 62%. The decreased net loss was primarily due to cost savings related to reductions in business development fees, reductions in fees paid to software developers and reductions in research and development during the current period as the development of our software platform neared completion in the prior year.

Liquidity and Capital Resources

As of May 31, 2020, the Company had current assets of $4,017,107, comprising entirely of cash. The Company's current liabilities as of May 31, 2020 were $1,590,611, consisting of $15,331 of accounts payable, $1,419,467 of accrued interest, $5,834 of deferred revenues and $149,979 of current maturities of operating lease obligations.

The following table summarizes our total current assets, liabilities and working capital at May 31, 2020 and 2019.

	May 31,
	2020	2019
Current Assets	$4,017,107	$4,533,397

Current Liabilities	$1,590,611	$1,266,429

Working Capital	$2,426,496	$3,266,968

The following table summarizes our cash flows during the years ended May 31, 2020 and 2019, respectively.

	Years Ended
	May 31,
	2020	2019
Net cash used in operating activities	$(311,990)	$(1,320,901)
Net cash used in investing activities	(179,300)	—
Net cash used in financing activities	—	(4,965,000)

Net change in cash	$(491,290)	$(6,285,901)

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. During the year ended May 31, 2020, net cash flows used in operating activities was $311,990. For the year ended May 31, 2019, net cash flows used in operating activities was $1,320,901. The decrease in cash used in operating activities is primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

During the year ended May 31, 2020, net cash flows used in investing activities was $179,300. During the year ended May 31, 2019, we did not use any cash in investing activities. The increase is attributable to the purchase of software developed by a related party in the current year.

Net Cash Used in Financing Activities

During the year ended May 31, 2020, we did not use any cash in financing activities. During the year ended May 31, 2019, net cash used in financing activities was $4,965,000, which reflected the repayment of $5,000,000 of related party loans, offset by a loan of $35,000 from our sole officer, director and principal shareholder.

Satisfaction of our Cash Obligations for the Next 12 Months

As of May 31, 2020, our balance of cash on hand was $4,017,107. We currently have sufficient funds to fund our operations at their current levels for the next twelve months. Since he acquired control over the Company in May 2015, we have been wholly dependent upon our CEO and majority shareholder, Mr. Pei, and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

We will need additional funds to repay our related party debts should they not be converted to equity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing (whether from our affiliates or third parties), the terms of such financing may contain undue restrictions on our operations and result in substantial dilution for our stockholders. We cannot guarantee that we will ever become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability, and our failure to do so would adversely affect our business, including our ability to raise additional funds.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

WEWARDS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wewards, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wewards, Inc. (“the Company”) as of May 31, 2020, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended May 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020, and the results of its operations and its cash flows for the year ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Wewards, Inc., as of May 31, 2019, were audited by other auditors whose report dated September 19, 2019 expressed an unqualified opinion on those statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

August 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wewards, Inc.,

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company had $4,508,397 of cash as of May 31, 2019, it also had total liabilities of $12,178,158 and had not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company has had no revenues since inception and has an accumulated deficit of $12,295,159 as of May 31, 2019. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Prager Metis CPA’s LLC

We served as the Company’s auditor from 2018 to 2019.

Hackensack, New Jersey

September 19, 2019

WEWARDS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2020	2019
ASSETS

Current assets:
Cash	$4,017,107	$4,508,397
Prepaid expenses	—	25,000
Total current assets	4,017,107	4,533,397

Right-of-use asset	443,014	540,433

Total assets	$4,460,121	$5,073,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$325	$329
Accounts payable, related party	15,006	—
Accrued interest, related parties	1,419,467	912,123
Deferred revenues, related party	5,834	—
Current maturities of operating lease obligation, related party	149,979	128,705
Due to related parties	—	225,272
Total current liabilities	1,590,611	1,266,429

Long term liabilities:
Operating lease obligation, related party	293,035	411,729
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	12,383,646	12,178,158

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,083,348
Accumulated deficit	(13,192,540)	(12,295,159)
Total stockholders' equity (deficit)	(7,923,525)	(7,104,328)

Total liabilities and stockholders' equity (deficit)	$4,460,121	$5,073,830

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,
	2020	2019

Revenue, related party	$4,166	$—

Operating expenses:
General and administrative	6,375	216,482
General and administrative, related party	—	292,134
Rent expense, related party	180,000	180,000
Professional fees	245,666	392,930
Impairment loss, software development	—	374,125
Research and development	—	447,418
Total operating expenses	432,041	1,903,089

Operating loss	(427,875)	(1,903,089)

Other income (expense):
Interest expense, related party	(539,556)	(557,742)
Interest income	70,050	76,614
Total other income (expense)	(469,506)	(481,128)

Net loss	$(897,381)	$(2,384,217)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	106,147,834

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2018	—	$—	88,733,450	$88,733	$3,171,197	$(9,910,942)	$(6,651,012)

Common stock issued for conversion of debt	—	—	18,750,000	18,750	1,481,250	—	1,500,000

Forgiveness of accrued interest, related party	—	—	—	—	430,901	—	430,901

Net loss for the year ended May 31, 2019	—	—	—	—	—	(2,384,217)	(2,384,217)

Balance, May 31, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,295,159)	$(7,104,328)

Software acquisition, related party	—	—	—	—	(179,300)	—	(179,300)

Forgiveness of debt, related party	—	—	—	—	257,484	—	257,484

Net loss for the year ended May 31, 2020	—	—	—	—	—	(897,381)	(897,381)

Balance, May 31, 2020	—	$—	107,483,450	$107,483	$5,161,532	$(13,192,540)	$(7,923,525)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(897,381)	$(2,384,217)
Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment loss, software development costs	—	374,125
Decrease (increase) in assets:
Prepaid expenses	25,000	291,666
Right-of-use asset	97,419	—
Increase (decrease) in liabilities:
Accounts payable	(4)	(160,207)
Accounts payable, related party	15,006	—
Accrued interest, related party	539,556	557,732
Deferred revenue, related party	5,834	—
Operating lease obligation, related party	(97,420)	—
Net cash used in operating activities	(311,990)	(1,320,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software, related party	(179,300)	—
Net cash used in investing activities	(179,300)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from a related party	—	35,000
Repayment of related party loans	—	(5,000,000)
Net cash used in financing activities	—	(4,965,000)

NET CHANGE IN CASH	(491,290)	(6,285,901)
CASH AT BEGINNING OF PERIOD	4,508,397	10,794,298

CASH AT END OF PERIOD	$4,017,107	$4,508,397

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party debt converted to common stock	$—	$1,500,000
Forgiveness of debt, related party contributed to capital	$257,484	$430,901

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Wewards, Inc. (“Wewards” or “the Company”) was incorporated in Nevada on September 10, 2013, as Betafox Corp. On January 8, 2018, we changed our name to Wewards, Inc.

We have developed and are the owner of a web-based platform accessible by mobile apps (the “Platform”) that will enable consumers to purchase goods from merchants and earn rebates payable in the form of Bitcoin. The Platform provides an innovative Bitcoin rewards ecosystem. It is designed to transform traditional concepts of commerce into a cooperative society where both merchants and consumers are collaborating, utilizing Bitcoin to reward consumers. The ecosystem provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to all market participants, and to help distribute commercial wealth among and between the merchants and consumers. We intend to generate revenue by licensing “white-label” versions of the Platform to third parties. However, to date, no such license agreement has been entered into, and we have not generated any revenues from the Platform.

On April 2, 2020, we purchased intellectual property rights (“IP”) from United Power, a Nevada corporation under common ownership with Lei Pei, our sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation.

The IP consists of technology and related rights associated with the game Megopoly, an MMO (Massively Multiplayer Online Game). Megopoly is an MMO board game where players are able to earn fractions of Bitcoins (satoshi) through buying, selling, and managing virtual real estate properties using in-game currency (Megopoly Coins). The game is similar in some respects to Monopoly.

The game allows players around the world to interact with each other online. Players travel (move) through different parts of a city, earning profit by investing in properties, charging rent, acquiring bonus assets, and selling their properties to other players for in-game currency. A player is able to progress to higher levels of “cities” at any time.

The player’s goal in Megopoly is to earn Megopoly Coins by investing in properties and collecting rent from other players. Players can keep playing the game using their Megopoly Coins for the opportunity to earn more coins, or they can exchange those coins for Bitcoins based on real-time market exchange rates.

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels.

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy. Pursuant to our license agreement with Sandbx Corp., we are entitled to a $50,000 initial setup fee, payable in five equal monthly installments from May 1, 2020 through September 1, 2020, and a monthly royalty of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever is greater, commencing upon completion of the initial setup, but no later than January 31, 2021. The initial term of the licensing agreement is through April 19, 2021, with automatic monthly renewals, unless terminated by either party via sixty (60) days written notice of non-renewal.

Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC). All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

Reclassifications

In the current period, the Company separately classified professional fees from general and administrative expenses in the Statement of Operations. For comparative purposes, amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $3,768,042 and $4,258,497 in excess of FDIC insured limits at May 31, 2020 and 2019, respectively. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying value of cash, accounts payables and accrued expenses are estimated by management to approximate fair value primarily due to the short-term nature of the instruments.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Recoverability is assessed using undiscounted cash flows based upon historical results and current projections of earnings before interest and taxes. Impairment is measured using discounted cash flows of future operating results based upon a rate that corresponds to the cost of capital. Impairments are recognized in operating results to the extent that carrying value exceeds discounted cash flows of future operations.

Convertible Instruments

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Notes), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Revenue Recognition

Effective June 1, 2019, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the licensing of our software by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue was recognized when the following criteria had been met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the years ended May 31, 2020 or 2019.

We derive revenue principally from licensing our intellectual property, including our game, and related extra content and services that can be utilized by players of our game. Our product and service offerings include, but are not limited to, licensing to third parties (“software license”) to distribute and host our games and content (“Online-Hosted Service Games”).

We evaluate and recognize revenue by:

•

identifying the contract(s) with the customer;

•

identifying the performance obligations in the contract;

•

determining the transaction price;

•

allocating the transaction price to performance obligations in the contract; and

•

recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

Online-Hosted Service Games. Sales of our Online-Hosted Service Games are determined to have one distinct performance obligation: the online hosting. We recognize revenue from these arrangements as the service is provided through our licensing agreement(s).

Licensing Revenue

We utilize third-party licensees to distribute and host our games and content in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and/or sales-based royalties. These arrangements typically include multiple performance obligations, such as a time-based license of software and future update rights. We recognize as revenue a portion of the minimum guarantee when we transfer control of the license of software (generally upon commercial launch) and the remaining portion ratably over the contractual term in which we provide the licensee with future update rights. Any sales-based royalties are generally recognized as the related sales occur by the licensee.

Significant Judgments around Revenue Arrangements

Identifying performance obligations. Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available), and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, we must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation.

Determining the transaction price. The transaction price is determined based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. In addition, the transaction price does not include an estimate of the variable consideration related to sales-based royalties. Sales-based royalties are recognized as the sales occur.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Allocating the transaction price. Allocating the transaction price requires that we determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where we do not sell the performance obligation on a stand-alone basis (which occurs in the majority of our transactions). In those situations, we determine the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include: historical internal pricing data, cost plus margin analyses, third-party external pricing of similar or same products and services such as software licenses and maintenance support within the enterprise software industry. The results of our analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.

Determining the Estimated Offering Period. The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service-related performance obligations (i.e., future update rights and online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, we consider the specified contract period of our software licenses and therefore, the offering period is estimated to be over the term of the license. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for public entity financial statements for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. ASU 2016-02 was further clarified and amended within ASU 2018-01, ASU 2018-10, ASU 2018-11 and ASU 2018-20 which included provisions that would provide us with the option to adopt the provisions of the new guidance using a modified retrospective transition approach, without adjusting the comparative periods presented. We adopted the new standard on May 31, 2019 and used the effective date as our date of initial application under the modified retrospective approach. We elected the short-term lease recognition exemption for all of our leases that qualify. This means, for those leases we will not recognize right-of-use (RoU) assets or lease liabilities. The implementation of this new standard did not have a material impact on our financial statements, other than the presentation of a right of use asset and an operating lease obligation liability on the balance sheet in an equal amount.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 – GOING CONCERN FOR THE YEAR ENDED MAY 31, 2019

The financial statements for the year ended May 31, 2019 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company currently had $4,508,397 of cash as of May 31, 2019, it also had total liabilities of $12,178,158 and had not completed its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. The Company had no revenues since inception and had an accumulated deficit of $12,295,159 as of May 31, 2019. These conditions, among others, rose substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Management has since alleviated the going concern uncertainty by extending the maturity of its convertible notes beyond the next twelve months, carrying $4,017,107 in cash on hand as of May 31, 2020, and commencing revenue generating operations. These factors cause management to believe the Company no longer has substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Accounts Payable, Related Party

The Company owed United Power, Inc. (“United Power”) $15,006 for unpaid rent and utilities as of May 31, 2020. As disclosed in Note 8, below, the Company subleases office space from United Power, an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000. The building is owned by Future Property Limited (“Future”).

See also Notes 5, 6, 7 and 8, below, for additional related party transactions.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of May 31, 2020 and 2019, respectively:

	Fair Value Measurements at May 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$4,017,107	$—	$—
Total assets	4,017,107	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$4,017,107	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2019
	Level 1	Level 2	Level 3
Assets
Cash	$4,508,397	$—	$—
Total assets	4,508,397	—	—
Liabilities
Due to related parties	—	225,272	—
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	225,272	10,500,000
	$4,508,397	$(225,272)	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended May 31, 2020 and 2019.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – INTANGIBLE ASSETS

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

Due to the common control nature of the asset purchase, the $179,300 purchase price did not result in a stepped-up basis, and was recognized as equity during the year ended May 31, 2020. During the year ended May 31, 2019, the Company impaired its previously capitalized software costs of $374,125.

NOTE 6 – DUE TO RELATED PARTIES

Due to related parties consists of the following at May 31, 2020 and 2019, respectively:

	May 31,	May 31,
	2020	2019

Over various dates from December 7, 2015 through February 2, 2016, the Company borrowed funds from EDG Development, a company owned by Mr. Pei. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand. The Company accrues imputed interest at 5% per annum on these advances. On May 31, 2020, the noteholder forgave all of the obligations under these loans, consisting of $70,740 of principal and $10,621 of interest.	$—	$70,740

On February 22, 2017, the Company borrowed $45,165 from F&L Galaxy, Inc., a company owned by Mr. Pei. All funds expended to date have been used for software development purposes. The loans are unsecured, non-interest bearing and due on demand. The Company accrues imputed interest at 5% per annum on these advances. On May 31, 2020, the noteholder forgave all of the obligations under this loan, consisting of $12,582 of principal and $1,889 of interest.	—	12,582

Over various dates from June 24, 2015 through August 8, 2018, the Company borrowed funds from the Company’s CEO, Mr. Pei. All funds expended to date have been used for professional fees, and for other general operating purposes. The loans are unsecured, non-interest bearing and due on demand. The Company accrues imputed interest at 5% per annum on these advances. On May 31, 2020, the noteholder forgave all of the obligations under these loans, consisting of $141,950 of principal and $19,702 of interest.	—	141,950

Due to related parties	$—	$225,272

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at May 31, 2020 and 2019, respectively:

	May 31,	May 31,
	2020	2019

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 28, 2022 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of May 31, 2020, there is $407,960 of accrued interest due on this loan.

	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2022 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2020, there is $1,011,507 of accrued interest on this loan.

	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	$10,500,000	$10,500,000

If Sky Rover converts the remaining $10,500,000 of principal on the Convertible Notes at the present conversion price of $0.08 per share into 131,250,000 shares, then those shares, plus the 101,353,450 shares Mr. Pei currently owns, would give him beneficial ownership of 232,603,450 shares of the Company’s 238,733,450 then-issued and outstanding shares (assuming that no other shares are issued prior to conversion), which would approximate 97.4% of the then-outstanding shares.

The Company recognized interest expense for the years ended May 31, 2020 and 2019, respectively, as follows:

	May 31,	May 31,
	2020	2019

Interest on due to related parties	$13,117	$9,591
Interest on convertible notes, related party	526,439	548,151
Total interest expense	$539,556	$557,742

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES - LEASE, RELATED PARTY

On March 1, 2018, the Company began occupying its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease with United Power, an affiliate of the Company by reason of common ownership with Lei Pei. The sublease provides for base monthly rent of $15,000, plus increases of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited. Rent expense for each of the years ended May 31, 2020 and 2019 was $180,000. The Company has accounted for the lease under ASC 842, as follows:

The components of lease expense were as follows:

For the
Year Ended
May 31,
2020
Operating lease cost:
Amortization of assets	$138,485
Interest on lease liabilities	41,515
Total operating lease cost	$180,000

Supplemental balance sheet information related to leases was as follows:

May 31,
2020
Operating lease:
Operating lease assets	$443,014

Current portion of operating lease obligation	$149,979
Noncurrent operating lease obligation	293,035
Total operating lease obligation	$443,014

Weighted average remaining lease term:
Operating leases	2.75 years

Weighted average discount rate:
Operating lease	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

For the
Year Ended
May 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$180,000

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at May 31, 2020:

For the Fiscal Year	Minimum Lease
Ended May 31:	Commitments
2021	$180,000
2022	180,000
2023	135,000
Total payments	$495,000
Amount representing interest	$(51,986)
Lease obligation, net	443,014
Less current portion	(149,979)
Lease obligation – long term	$293,035

Rent expense was $180,000 and $180,000 for the years ended May 31, 2020 and 2019, respectively.

NOTE 9 – CHANGES IN STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized “blank check” preferred stock of 50,000,000 shares, par value $0.001 per share. The voting powers, conversion features, if any, designations, preferences, limitations, restrictions and other rights of each series of preferred stock shall be prescribed by resolution of the Board of Directors at the time a specific series of preferred stock is designated. None of the preferred shares have been designated or issued as of the date of this Report.

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of May 31, 2020.

NOTE 10 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended May 31, 2020 and 2019, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At May 31, 2020, the Company had approximately $5,826,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The effective income tax rate for the years ended May 31, 2020 and 2019 consisted of the following:

	May 31,
	2020	2019
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21%)	(21%)
Net effective income tax rate	—	—

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	May 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$1,223,460	$1,288,400

Net deferred tax assets before valuation allowance	$1,223,460	$1,288,400
Less: Valuation allowance	(1,223,460)	(1,288,400)
Net deferred tax assets	$—	$—

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at May 31, 2020 and 2019, respectively.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2020 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who is one and the same, have concluded, as of the end of the period covered by this Annual Report, that our disclosure controls and procedures were not effective as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, who is one and the same, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have determined that there were control deficiencies that constituted material weaknesses, as described below:

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’ s view that such a committee, including a financial expert member, is an important entity level control over the Company’s financial statements. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of May 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

3.

Lack of segregation of duties – We have no employees other than our CEO and CFO, who are one and the same person. Therefore, all accounting information is currently reviewed only by one person.

4.

Related parties – The Company has no formal process related to the identification and approval of related party transactions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information on our sole director and executive officer.

Name	Age	Position

Lei Pei	42	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole Director

Lei Pei has been our sole director and executive officer since April 2015. Mr. Pei holds a Bachelor’s degree in International Economic Law from Nankai University, China and a Master’s degree in International Business Law from the University of Manchester, UK. Mr. Pei has previously served as a consultant to global, top 10 law firms regarding Chinese law related matters. Mr. Pei served as Legal Counsel for Liberty & Co. Solicitors in London, UK, from 2002 to 2005. He was a lawyer with the Beijing Concord & Partners from 2005 to 2007, and then with the Beijing office of the international law firm, Hogan Lovells, from 2007 to 2008. He served as a Managing Partner with King& Bond Law Firm in Beijing from 2008 to 2010. From 2010 to 2013, Mr. Pei served as the Co-founder and General Manager of Lawspirit Education Group Limited in Beijing, China. He is also the sole shareholder and officer of Sky Rover Holdings, Ltd.

Family Relationships

None.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of May 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended May 31, 2020 were filed timely.

ITEM 11.  EXECUTIVE COMPENSATION.

Officer Compensation

We did not pay or accrue any compensation during the fiscal years ended May 31, 2020 and 2019 to Mr. Pei, who was our only executive officer during the fiscal year ended May 31, 2020.

We have no employment agreement with Mr. Pei, and do not currently contemplate entering into any employment agreement.

There are no stock option plans, retirement, pension, or profit-sharing plans for the benefit of our current sole officer and director.

Director Compensation

The sole member of our board of directors is not compensated for his services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 20, 2020, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Wewards, Inc., 2960 West Sahara Avenue, Las Vegas, Nevada 89102:

	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Lei Pei, CEO(3)	101,353,450	94.3%	—	—
Directors and Officers as a Group (1 person)	101,353,450	94.3%	—	—

* less than 1%

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock owned by such person.

(2)

Percentage of beneficial ownership is based upon 107,483,450 shares of Common Stock outstanding as of August 20, 2020. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of August 20, 2020, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3)

Includes 30,406,035 shares owned by the LFA Irrevocable Trust DTD 7/31/18 for the benefit of Mr. Lei Pei’s children, for which Mr. Pei’s wife, Mrs. Chenfang Wang, is the sole trustee, and 30,406,035 shares owned by the LFC Irrevocable Trust DTD 7/31/18 for the benefit of Mr. Lei Pei’s children, for which Mr. Pei’s wife, Mrs. Chenfang Wang, is the sole trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Mr. Lei Pei is our only director. Mr. Pei is not “independent” in accordance with the NASDAQ Global Market’s requirements. However, as our common stock is currently quoted on the OTCPink, we are not currently subject to corporate governance standards of listed companies.

Software Purchase

On April 2, 2020, the Company purchased intellectual property rights (“IP”) from United Power, a Nevada Corporation under common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation. The IP consists of technology and related rights associated with the game Megopoly. Due to the related party nature of the asset purchase, the $179,300 purchase price did not result in a stepped-up basis, and was recognized as equity during the year ended May 31, 2020.

Due to Related Parties

As of May 31, 2019, the Company owed a company owned by Mr. Pei $70,740. All funds expended to date have been used for professional fees, and for other general operating purposes. On May 31, 2020, the noteholder forgave all obligations under this loan, consisting of $70,740 of principal and $10,621 of interest.

As of May 31, 2019, the Company owed F&L Galaxy, Inc., (a Company owned by Weward’s CEO), $12,582 for software development expense. On May 31, 2020, the noteholder forgave all obligations under this loan, consisting of $12,582 of principal and $1,889 of interest.

As of May 31, 2019, the Company owed Mr. Pei $141,950. All funds expended to date have been used for professional fees, and for other general operating purposes. On May 31, 2020, Mr. Pei forgave all obligations under this loan, consisting of $141,950 of principal and $19,702 of interest.

Convertible Promissory Notes

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 28, 2022 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of May 31, 2020, there is $407,960 of accrued interest due on this loan.

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2022 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2020, there is $1,011,507 of accrued interest on this loan.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the year ended May 31, 2020. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	Years Ended May 31,
	2020	2019
Audit fees:(1)
M&K CPAS, PLLC	$15,000	$—
Prager Metis CPA’s LLC	27,750	22,850
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$42,750	$22,850

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
3.2

Certificate of Amendment to Articles of Incorporation dated December 18, 2013 (incorporated by reference to Exhibit 3.1.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
10.1*	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020
10.2*	License Agreement between Wewards, Inc. and Sandbx Corp, dated as of April 20, 2020
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEWARDS, INC.
(Registrant)

By:	/s/ Lei Pei
Lei Pei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated:	August 31, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Pei	Chief Executive Officer and Chief Financial Officer	August 31, 2020
Lei Pei	(Principal Executive Officer and Principal Financial Officer)