Form 10-Q
period 2020-08-31
WEWARDS, INC.
filed 2020-10-09
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2020

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

As of October 9, 2020, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2020	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$3,969,649	$4,017,107
Total current assets	3,969,649	4,017,107

Right-of-use asset	406,633	443,014

Total assets	$4,376,282	$4,460,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,695	$325
Accounts payable, related party	15,006	15,006
Accrued interest, related parties	1,551,796	1,419,467
Deferred revenues, related party	23,336	5,834
Current maturities of operating lease obligation, related party	152,999	149,979
Total current liabilities	1,746,832	1,590,611

Long term liabilities:
Operating lease obligation, related party	253,634	293,035
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	12,500,466	12,383,646

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(13,393,199)	(13,192,540)
Total stockholders' equity (deficit)	(8,124,184)	(7,923,525)

Total liabilities and stockholders' equity (deficit)	$4,376,282	$4,460,121

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,
	2020	2019

Revenue, related party	$12,498	$—

Operating expenses:
General and administrative	3,908	2,028
Rent expense, related party	45,000	45,000
Professional fees	39,745	189,675
Total operating expenses	88,653	236,703

Operating loss	(76,155)	(236,703)

Other income (expense):
Interest expense, related party	(132,329)	(134,727)
Interest income	7,825	21,754
Total other income (expense)	(124,504)	(112,973)

Net loss	$(200,659)	$(349,676)

Weighted average number of common shares outstanding - basic and fully diluted	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	For the Three Months Ended August 31, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2020	—	$—	107,483,450	$107,483	$5,161,532	$(13,192,540)	$(7,923,525)

Net loss for the three months ended August 31, 2020	—	—	—	—	—	(200,659)	(200,659)

Balance, August 31, 2020	—	$—	107,483,450	$107,483	$5,161,532	$(13,393,199)	$(8,124,184)

	For the Three Months Ended August 31, 2019
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,295,159)	$(7,104,328)

Net loss for the three months ended August 31, 2019	—	—	—	—	—	(349,676)	(349,676)

Balance, August 31, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,644,835)	$(7,454,004)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(200,659)	$(349,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	—	25,000
Right-of-use asset	36,381	—
Increase (decrease) in liabilities:
Accounts payable	3,370	(229)
Accrued interest, related party	132,329	134,726
Deferred revenue, related party	17,502	—
Operating lease obligation, related party	(36,381)	—
Net cash used in operating activities	(47,458)	(190,179)

NET CHANGE IN CASH	(47,458)	(190,179)
CASH AT BEGINNING OF PERIOD	4,017,107	4,508,397

CASH AT END OF PERIOD	$3,969,649	$4,318,218

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

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

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Financial Statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020. The interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $3,506,853 and $3,768,042 in excess of FDIC insured limits at August 31, 2020 and May 31, 2020, respectively. The Company has not experienced any losses in such accounts.

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

August 31, 2020

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

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the three months ended August 31, 2020 or the year ended May 31, 2020.

We derive revenue principally from licensing our intellectual property, including our game, and related extra content and services that can be utilized by players of our game. Our product and service offerings include, but are not limited to, licensing to third parties (“software license”) to distribute and host our games and content (“Online-Hosted Service Games”).

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

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

No other new accounting pronouncements, issued or effective during the period ended August 31, 2020, have had or are expected to have a significant impact on the Company’s financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

NOTE 2 – RELATED PARTIES

Accounts Payable, Related Party

The Company owed United Power, Inc. (“United Power”) $15,006 for unpaid rent and utilities as of August 31, 2020 and May 31, 2020. As disclosed in Note 6, below, the Company subleases office space from United Power, an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000. The building is owned by Future Property Limited.

See also Notes 4 and 5, below, for additional related party transactions.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of August 31, 2020 and May 31, 2020, respectively:

	Fair Value Measurements at August 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$3,969,649	$—	$—
Total assets	3,969,649	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$3,969,649	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$4,017,107	$—	$—
Total assets	4,017,107	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$4,017,107	$—	$(10,500,000)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended August 31, 2020 or the year ended May 31, 2020.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

On April 2, 2020, the Company purchased intellectual property rights (“IP”) from United Power, a Nevada corporation under common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation. The IP consists of technology and related rights associated with the game Megopoly, an MMO (Massively Multiplayer Online Game).  Because United Power is a related party, the acquisition did not result in a stepped-up basis in the IP, and the full purchase price of $179,300 was treated as an equity contribution during the year ended May 31, 2020.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at August 31, 2020 and May 31, 2020, respectively:

	August 31,	May 31,
	2020	2020

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2022, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of August 31, 2020, there is $439,467 of accrued interest due on this loan.

	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2022, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of August 31, 2020, there is $1,112,329 of accrued interest on this loan.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

The Company recognized interest expense for the three months ended August 31, 2020 and 2019, respectively, as follows:

	August 31,	August 31,
	2020	2019

Interest on due to related parties	$—	$2,398
Interest on convertible notes, related party	132,329	132,329
Total interest expense	$132,329	$134,727

NOTE 6 – COMMITMENTS AND CONTINGENCIES - LEASE

On March 1, 2018, the Company began occupying its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease with United Power, an affiliate of the Company by reason of common ownership with Lei Pei. The sublease provides for base monthly rent of $15,000, plus increases of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited. Future Property Limited entered into a lease with United Power, and the Company then sublet the space from United Power. The Company is occupying the space for executive and administrative offices. Rent expense for the three months ended August 31, 2020 and 2019 was $45,000. The Company has accounted for the lease under ASC 842, as follows:

The components of lease expense were as follows:

For the Three
Months Ended
August 31,
2020
Operating lease cost:
Amortization of assets	$36,381
Interest on lease liabilities	8,619
Total operating lease cost	$45,000

Supplemental balance sheet information related to leases was as follows:

August 31,
2020
Operating lease:
Operating lease assets	$406,633

Current portion of operating lease obligation	$152,999
Noncurrent operating lease obligation	253,634
Total operating lease obligation	$406,633

Weighted average remaining lease term:
Operating leases	2.5 years

Weighted average discount rate:
Operating lease	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

For the Three
Months Ended
August 31,
2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$45,000

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2020

(Unaudited)

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at August 31, 2020:

For the Fiscal Year	Minimum Lease
Ended May 31:	Commitments
2021*	$135,000
2022	180,000
2023	135,000
Total payments	$450,000
Amount representing interest	$(43,367)
Lease obligation, net	406,633
Less current portion	(152,999)
Lease obligation – long term	$253,634

———————

* Liability pertains to the remaining nine-month period from September 1, 2020 through May 31, 2021.

NOTE 7 – CHANGES IN STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of August 31, 2020.

NOTE 8 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended August 31, 2020 and the year ended May 31, 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At August 31, 2020, the Company had approximately $5,858,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both August 31, 2020 and May 31, 2020.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 9 – SUBSEQUENT EVENTS

On September 1, 2020, the Company terminated its sublease agreement with United Power and entered into a new lease agreement with the owner of the building, Future Property Limited, under substantially the same terms as the sublease agreement. The new lease requires monthly lease payments of $15,000 for the following two and a half years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended May 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended May 31, 2020 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Overview

Wewards, Inc. (“Wewards” or the “Company”) was incorporated in Nevada on September 10, 2013, as Betafox Corp. On January 8, 2018, we changed our name to Wewards, Inc.

We have developed and are the owner of a web-based platform accessible by mobile apps (the “Platform”) that will enable consumers to purchase goods from merchants and earn rebates payable in the form of Bitcoin. The Platform provides an innovative Bitcoin rewards ecosystem. It is designed to transform traditional concepts of commerce into a cooperative society where both merchants and consumers are collaborating, utilizing Bitcoin to reward consumers. The ecosystem will provide consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to all market participants, and to help distribute commercial wealth among and between the merchants and consumers. We intend to generate revenue by licensing “white-label” versions of the Platform to third parties. However, to date, no such license agreement has been entered into, and we have not generated any revenues from the Platform.

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

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of related party entities, United Power and FL Galaxy. Pursuant to our license agreement with Sandbx Corp., we have received a $50,000 initial setup fee, paid in five equal monthly installments from May 1, 2020 through September 1, 2020, and a monthly royalty of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever is greater, commencing upon completion of the initial setup, but no later than January 31, 2021. The initial term of the licensing agreement is through April 19, 2021, with automatic monthly renewals, unless terminated by either party via sixty (60) days written notice of non-renewal.

Results of Operations for the Three Months Ended August 31, 2020 and 2019:

The following table summarizes selected items from the statement of operations for the three months ended August 31, 2020 and 2019.

	Three Months Ended
	August 31,	August 31,	Increase /
	2020	2019	(Decrease)
Revenue, related party	$12,498	$—	$12,498

Operating expenses:
General and administrative	3,908	2,028	1,880
Rent expense, related party	45,000	45,000	—
Professional fees	39,745	189,675	(149,930)
Total operating expenses:	88,653	236,703	(148,050)

Operating loss	(76,155)	(236,703)	(160,548)

Total other income	(124,504)	(112,973)	11,531

Net loss	$(200,659)	$(349,676)	$(149,017)

Revenue, Related Party

We began to generate revenues from the licensing of our Megopoly game platform to a company owned by United Power’s Chief Operating Officer during the fourth fiscal quarter of 2020. Such revenues were $12,498 for the three months ended August 31, 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2020 were $3,908, compared to $2,028 during the three months ended August 31, 2019, an increase of $1,880, or 93%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense increased during the current period due to increased business development expenses.

Rent Expense, Related Party

Related party rent expense for the three months ended August 31, 2020 was $45,000 during the three months ended August 31, 2020 and 2019.

Professional Fees

Professional fees for the three months ended August 31, 2020 were $39,745, compared to $189,675 during the three months ended August 31, 2019, a decrease of $149,930, or 79%. Professional fees decreased primarily due to cost savings related to transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Operating Loss

Our operating loss for the three months ended August 31, 2020 was $76,155, compared to $236,703 during the three months ended August 31, 2019, a decrease of $160,548, or 68%. Our operating loss decreased primarily due to cost savings related to reductions in business development fees, transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Other Income (Expense)

Other expense, on a net basis, for the three months ended August 31, 2020 was $124,504, compared to other expense, on a net basis, of $112,973 during the three months ended August 31, 2019, an increase of $11,531, or 10%. Other expense consisted of $132,329 of interest expense on related party loans, as offset by $7,825 of interest income for the three months ended August 31, 2020. Other expense consisted of $134,727 of interest expense on related party loans, as offset by $21,754 of interest income for the three months ended August 31, 2019. Other expense, on a net basis, increased due to diminished interest income on cash balances.

Net Loss

Net loss for the three months ended August 31, 2020 was $200,659, compared to $349,676 during the three months ended August 31, 2019, a decrease of $149,017, or 43%. The decreased net loss was due to cost savings related to reductions in business development fees, transitioning to new compliance team members and reductions in fees paid to software developers during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the three-month periods ended August 31, 2020 and 2019:

	2020	2019
Operating Activities	$(47,458)	$(190,179)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(47,458)	$(190,179)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2020, net cash flows used in operating activities was $47,458. For the same period ended August 31, 2019, net cash flows used in operating activities was $190,179. The decrease in cash used in operating activities is primarily attributable to our decreased net loss.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three months ended August 31, 2020 and 2019.

Cash Flows from Financing Activities

We did not engage in any financing activities during the three months ended August 31, 2020 and 2019.

Satisfaction of our Cash Obligations for the Next 12 Months

As of August 31, 2020, our balance of cash on hand was $3,969,649. We believe we currently have sufficient funds to fund our operations at their current levels for the next twelve months. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon Mr. Pei and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us if and when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $3,506,853 and $3,768,042 in excess of FDIC insured limits at August 31, 2020 and May 31, 2020, respectively. The Company has not experienced any losses in such accounts.

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

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the three months ended August 31, 2020 or the year ended May 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 under “Evaluation of Disclosure Controls and Procedures”.

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
10.1

Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)

10.2

License Agreement between Wewards, Inc. and Sandbx Corp., dated as of April 20, 2020 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)

10.3*	Lease Agreement between Wewards, Inc. and Future Property Limited, dated as of September 1, 2020
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
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

———————

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWARDS, INC.

Date: October 9, 2020	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer