Form 10-Q
period 2021-02-28
WEWARDS, INC.
filed 2021-04-14
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2021

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

As of April 9, 2021, the registrant had 107,483,450 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
		No.
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Balance Sheets as of February 28, 2021 (Unaudited) and May 31, 2020	1
	Condensed Statements of Operations for the Three and Nine Months Ended February 28, 2021 and February 29, 2020 (Unaudited)	2
	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended February 28, 2021 and February 29, 2020 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended February 28, 2021 and February 29, 2020 (Unaudited)	5
	Notes to the Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21
PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 1A.	RISK FACTORS	22
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.	MINE SAFETY DISCLOSURES	22
ITEM 5.	OTHER INFORMATION	22
ITEM 6.	EXHIBITS	22
	SIGNATURES	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.
CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2021	2020
	(Unaudited)
ASSETS

Current assets:
Cash	$3,561,069	$4,017,107
Prepaid expense	1,298	—
Total current assets	3,562,367	4,017,107

Right-of-use asset	331,658	443,014

Total assets	$3,894,025	$4,460,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,100	$325
Accounts payable, related party	12,620	15,006
Accrued interest, related parties	1,812,138	1,419,467
Deferred revenues, related party	8,335	5,834
Current maturities of operating lease obligation, related party	159,221	149,979
Total current liabilities	2,007,414	1,590,611

Long term liabilities:
Operating lease obligation, related party	172,437	293,035
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	12,679,851	12,383,646

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(14,054,841)	(13,192,540)
Total stockholders' equity (deficit)	(8,785,826)	(7,923,525)

Total liabilities and stockholders' equity (deficit)	$3,894,025	$4,460,121

See accompanying notes to financial statements.

WEWARDS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020

Revenue, related party	$27,500	$—	$62,499	$—

Operating expenses:
General and administrative	553	3,142	5,046	6,088
Software development, related party	337,000	—	337,000	—
Rent expense, related party	45,000	45,000	135,000	135,000
Professional fees	9,957	15,250	74,341	232,325
Total operating expenses	392,510	63,392	551,387	373,413

Operating loss	(365,010)	(63,392)	(488,888)	(373,413)

Other income (expense):
Interest expense, related party	(129,452)	(133,699)	(392,671)	(401,714)
Interest income	5,072	17,388	19,258	59,233
Total other income (expense)	(124,380)	(116,311)	(373,413)	(342,481)

Net loss	$(489,390)	$(179,703)	$(862,301)	$(715,894)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	107,483,450	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

WEWARDS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	For the Three Months Ended February 29, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, November 30, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,831,350)	$(7,640,519)

Net loss for the three months ended February 29, 2020	—	—	—	—	—	(179,703)	(179,703)

Balance, February 29, 2020	—	$—	107,483,450	$107,483	$5,083,348	$(13,011,053)	$(7,820,222)

	For the Three Months Ended February 28, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, November 30, 2020	—	$—	107,483,450	$107,483	$5,161,532	$(13,565,451)	$(8,296,436)

Net loss for the three months ended February 28, 2021	—	—	—	—	—	(489,390)	(489,390)

Balance, February 28, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,054,841)	$(8,785,826)

See accompanying notes to financial statements.

WEWARDS, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	For the Nine Months Ended February 29, 2020
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,295,159)	$(7,104,328)

Net loss for the nine months ended February 29, 2020	—	—	—	—	—	(715,894)	(715,894)

Balance, February 29, 2020	—	$—	107,483,450	$107,483	$5,083,348	$(13,011,053)	$(7,820,222)

	For the Nine Months Ended February 28, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, May 31, 2020	—	$—	107,483,450	$107,483	$5,161,532	$(13,192,540)	$(7,923,525)

Net loss for the nine months ended February 28, 2021	—	—	—	—	—	(862,301)	(862,301)

Balance, February 28, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,054,841)	$(8,785,826)

See accompanying notes to financial statements.

WEWARDS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	February 28,	February 29,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(862,301)	$(715,894)
Adjustments to reconcile net loss
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(1,298)	25,000
Right-of-use asset	111,356	—
Increase (decrease) in liabilities:
Accounts payable	14,775	(130)
Accounts payable, related party	(2,386)	30,012
Accrued interest, related party	392,671	401,714
Deferred revenue, related party	2,501	—
Operating lease obligation, related party	(111,356)	—
Net cash used in operating activities	(456,038)	(259,298)

NET CHANGE IN CASH	(456,038)	(259,298)
CASH AT BEGINNING OF PERIOD	4,017,107	4,508,397

CASH AT END OF PERIOD	$3,561,069	$4,249,099

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2021

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $3,049,699 and $3,768,042 in excess of FDIC insured limits at February 28, 2021 and May 31, 2020, respectively. The Company has not experienced any losses in such accounts.

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

February 28, 2021

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

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the nine months ended February 28, 2021 or the year ended May 31, 2020.

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

February 28, 2021

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

February 28, 2021

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

No other new accounting pronouncements, issued or effective during the period ended February 28, 2021, have had or are expected to have a significant impact on the Company’s financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2021

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

As of February 28, 2021, the Company owed Sandbx Corp. (“Sandbx”), $12,620, which is expected to be refunded in April of 2021. Sandbx is a related party to the Company as it is owned by the Chief Operating Officer of related party entities, United Power and FL Galaxy.

Revenues, Related Party

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx. Pursuant to our license agreement with Sandbx, we received a $50,000 initial setup fee, paid in five equal monthly installments from May 1, 2020 through September 1, 2020. In addition, we are entitled to receive a monthly royalty under the license agreement equal to the greater of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, commencing upon completion of the initial setup, which was October 1, 2020. The monthly royalty for October through February was the $5,000 minimum, and the Company recognized deferred revenue of $8,335 as of February 28, 2021, relating to the initial setup fee.

Research and Development, Related Party

On January 4, 2021, the Company entered into a Statement of Work with Sandbx Corp., a related party, pursuant to which Sandbx has been engaged to provide software development and related services to further develop and improve Megopoly, the Company’s online MMO Game, at a rate of $50 per hour of service. The Company paid Sandbox $337,000 for services provided under this Statement of Work during the three months ending February 28, 2021.

See also Notes 4, 5 and 6, below, for additional related party transactions.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 28, 2021 and May 31, 2020, respectively:

	Fair Value Measurements at February 28, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$3,561,069	$—	$—
Total assets	3,561,069	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$3,561,069	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$4,017,107	$—	$—
Total assets	4,017,107	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$4,017,107	$—	$(10,500,000)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended February 28, 2021 or the year ended May 31, 2020.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at February 28, 2021 and May 31, 2020, respectively:

	February 28,	May 31,
	2021	2020

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of February 28, 2021, there is $501,453 of accrued interest due on this loan.

	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2021, there is $1,310,685 of accrued interest on this loan.

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

The Company recognized interest expense for the nine months ended February 28, 2021 and 2020, respectively, as follows:

	February 28,	February 29
	2021	2020

Interest on due to related parties	$—	$7,604
Interest on convertible notes, related party	392,671	394,110
Total interest expense	$392,671	$401,714

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES - LEASE

On March 1, 2018, the Company began occupying its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease with United Power, an affiliate of the Company by reason of common ownership with Lei Pei. The sublease provided for base monthly rent of $15,000, plus increases of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited. Future Property Limited entered into a lease with United Power, and the Company then sublet the space from United Power. On September 1, 2020, the Company terminated its sublease agreement with United Power and entered into a new lease agreement with the owner of the building, Future Property Limited, under substantially the same terms as the sublease agreement. The Company is occupying the space for executive and administrative offices. Rent expense for both the nine months ended February 28, 2021 and February 29, 2020 was $135,000. The Company has accounted for the lease under ASC 842, as follows:

The components of lease expense were as follows:

For the Nine
Months Ended
February 28,
2021
Operating lease cost:
Amortization of assets	$111,356
Interest on lease liabilities	23,644
Total operating lease cost	$135,000

Supplemental balance sheet information related to leases was as follows:

February 28,
2021
Operating lease:
Operating lease assets	$331,658

Current portion of operating lease obligation	$159,221
Noncurrent operating lease obligation	172,437
Total operating lease obligation	$331,658

Weighted average remaining lease term:
Operating leases	2.0 years

Weighted average discount rate:
Operating lease	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

For the Nine
Months Ended
February 28,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$135,000

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2021

(Unaudited)

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at February 28, 2021:

For the Fiscal Year	Minimum Lease
Ended May 31:	Commitments
2021*	$45,000
2022	180,000
2023	135,000
Total payments	$360,000
Amount representing interest	$(28,342)
Lease obligation, net	331,658
Less current portion	(159,221)
Lease obligation – long term	$172,437

* Liability pertains to the remaining three-month period from March 1, 2021 through May 31, 2021.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of February 28, 2021.

NOTE 8 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended February 28, 2021 and the year ended May 31, 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At February 28, 2021, the Company had approximately $6,300,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both February 28, 2021 and May 31, 2020.

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

Further, the Company entered into a Statement of Work with Sandbx Corp., a related party, on January 4, 2021, pursuant to which Sandbx has been engaged to provide software development and related services to further develop and improve Megopoly, the Company’s online MMO Game, at a rate of $50 per hour of service. The Company paid Sandbox $337,000 for services provided under this Statement of Work during the three months ending February 28, 2021.

Results of Operations for the Three Months Ended February 28, 2021 and February 29, 2020:

The following table summarizes selected items from the statement of operations for the three months ended February 28, 2021 and February 29, 2020.

	Three Months Ended
	February 28,	February 29,	Increase /
	2021	2020	(Decrease)
Revenue, related party	$27,500	$—	$27,500

Operating expenses:
General and administrative	553	3,142	(2,589)
Software development, related party	337,000	—	337,000
Rent expense	45,000	45,000	—
Professional fees	9,957	15,250	(5,293)
Total operating expenses:	392,510	63,392	329,118

Operating loss	(365,010)	(63,392)	301,618

Total other income (expense)	(124,380)	(116,311)	8,069

Net loss	$(489,390)	$(179,703)	$309,687

Revenue, Related Party

We began to generate revenues from the licensing of our Megopoly game platform to a company owned by United Power’s Chief Operating Officer during the fourth fiscal quarter of 2020. Such revenues were $27,500 for the three months ended February 28, 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2021 were $553, compared to $3,142 during the three months ended February 29, 2020, a decrease of $2,589, or 82%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the three months ended February 28, 2021 were $337,000, compared to $-0- during the three months ended February 29, 2020, an increase of $337,000. The $337,000 of software development costs relate to improvements in the Megopoly game performed by Sandbx.

Rent Expense

Rent expense was $45,000 during both the three months ended February 28, 2021 and February 29, 2020.

Professional Fees

Professional fees for the three months ended February 28, 2021 were $9,957, compared to $15,250 during the three months ended February 29, 2020, a decrease of $5,293, or 35%. Professional fees decreased primarily due to cost savings related to transitioning to new compliance team members.

Operating Loss

Our operating loss for the three months ended February 28, 2021 was $365,010, compared to $63,392 during the three months ended February 29, 2020, an increase of $301,618, or 476%. Our operating loss increased primarily due to $337,000 of software development fees incurred during the current period.

Other Income (Expense)

Other expense, on a net basis, for the three months ended February 28, 2021 was $124,380, compared to other expense, on a net basis, of $116,311 during the three months ended February 29, 2020, an increase of $8,069, or 7%. Other expense consisted of $129,452 of interest expense on related party loans, as offset by $5,072 of interest income for the three months ended February 28, 2021. Other expense consisted of $133,699 of interest expense on related party loans, as offset by $17,388 of interest income for the three months ended February 29, 2020. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances.

Net Loss

Net loss for the three months ended February 28, 2021 was $489,390, compared to $179,703 during the three months ended February 29, 2020, an increase of $309,687, or 172%. The increased net loss was due primarily to $337,000 of software development fees incurred during the current period.

Results of Operations for the Nine Months Ended February 28, 2021 and February 29, 2020:

The following table summarizes selected items from the statement of operations for the nine months ended February 28, 2021 and February 29, 2020.

	Nine Months Ended
	February 28,	February 29,	Increase /
	2021	2020	(Decrease)
Revenue, related party	$62,499	$—	$62,499

Operating expenses:
General and administrative	5,046	6,088	(1,042)
Software development, related party	337,000	—	337,000
Rent expense	135,000	135,000	—
Professional fees	74,341	232,325	(157,984)
Total operating expenses:	551,387	373,413	177,974

Operating loss	(488,888)	(373,413)	115,475

Total other income (expense)	(373,413)	(342,481)	30,932

Net loss	$(862,301)	$(715,894)	$146,407

Revenue, Related Party

We began to generate revenues from the licensing of our Megopoly game platform to a company owned by United Power’s Chief Operating Officer during the fourth fiscal quarter of 2020. Such revenues were $62,499 for the nine months ended February 28, 2021.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2021 were $5,046, compared to $6,088 during the nine months ended February 29, 2020, a decrease of $1,042, or 17%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the nine months ended February 28, 2021 were $337,000, compared to $-0- during the nine months ended February 29, 2020, an increase of $337,000. The $337,000 of software development costs relate to improvements in the Megopoly game performed by Sandbx.

Rent Expense

Rent expense was $135,000 during both the nine months ended February 28, 2021 and February 29, 2020.

Professional Fees

Professional fees for the nine months ended February 28, 2021 were $74,341, compared to $232,325 during the nine months ended February 29, 2020, a decrease of $157,984, or 68%. Professional fees decreased primarily due to cost savings related to transitioning to new compliance team members and reductions in other professional fees paid during the current period.

Operating Loss

Our operating loss for the nine months ended February 28, 2021 was $488,888, compared to $373,413 during the nine months ended February 29, 2020, an increase of $115,475, or 31%. Our operating loss increased primarily due to $337,000 of software development fees, as partially offset by cost savings related to reductions in business development fees, transitioning to new compliance team members and reductions in professional fees during the current period.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended February 28, 2021 was $373,413, compared to other expense, on a net basis, of $342,481 during the nine months ended February 29, 2020, an increase of $30,932, or 9%. Other expense consisted of $392,671 of interest expense on related party loans, as offset by $19,258 of interest income for the nine months ended February 28, 2021. Other expense consisted of $401,714 of interest expense on related party loans, as offset by $59,233 of interest income for the nine months ended February 29, 2020. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances.

Net Loss

Net loss for the nine months ended February 28, 2021 was $862,301, compared to $715,894 during the nine months ended February 29, 2020, an increase of $146,407, or 20%. The increased net loss was primarily due to $337,000 of software development fees incurred during the current period, as partially offset by cost savings related to reductions in business development fees, transitioning to new compliance team members and reductions in professional fees.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the nine-month periods ended February 28, 2021 and February 29, 2020:

	February 28,	February 29,
	2021	2020
Operating Activities	$(456,038)	$(259,298)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(456,038)	$(259,298)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2021, net cash flows used in operating activities was $456,038. For the same period ended February 29, 2020, net cash flows used in operating activities was $259,298. The increase in cash used in operating activities is primarily attributable to our increased net loss.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine months ended February 28, 2021 and February 29, 2020.

Cash Flows from Financing Activities

We did not engage in any financing activities during the nine months ended February 28, 2021 and February 29, 2020.

Satisfaction of our Cash Obligations for the Next 12 Months

As of February 28, 2021, our balance of cash on hand was $3,561,069. We believe we currently have sufficient funds to fund our operations at their current levels for the next twelve months. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon Mr. Pei and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us if and when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $3,049,699 and $3,768,042 in excess of FDIC insured limits at February 28, 2021 and May 31, 2020, respectively. The Company has not experienced any losses in such accounts.

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

There was no impact on the Company’s financial statements from the adoption of ASC 606 for the nine months ended February 28, 2021 or the year ended May 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2020 under “Evaluation of Disclosure Controls and Procedures”.

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

Statement of Work Agreement between Wewards, Inc. and Sandbx Corp., dated as of January 4, 2021 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on January 14, 2021)

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

WEWARDS, INC.

Date: April 14, 2021	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer