Form 10-K
period 2021-05-31
WEWARDS, INC.
filed 2021-08-27
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55957

WEWARDS, INC.

(Exact Name of Registrant as specified in its Charter)

Nevada	33-1230099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2960 West Sahara Avenue, Las Vegas, Nevada 89102

 (Address of Principal Executive Office)(Zip Code)

(702) 944-5599

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of $0.025 per share as of November 30, 2020 was approximately $153,250.

As of August 27, 2021, there were 107,483,450 shares of registrant’s common stock outstanding.

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

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties of the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy. Pursuant to our license agreement with Sandbx Corp., we received a $50,000 initial setup fee, and a monthly royalty payment in the amount of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever was greater, resulting in total revenues of $83,454 and $4,166 under this license agreement during the years ended May 31, 2021 and 2020, respectively. The license agreement was terminated on May 16, 2021. The Company also entered into an agreement in January of 2021 with Sandbx Corp. to further develop the Megopoly game, whereby the Company has paid Sandbx Corp. monthly fees of $168,500, resulting in $842,500 of related party software development costs for the year ended May 31, 2021.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices consist of 8,015 square feet of office space located at 2960 West Sahara Avenue, Las Vegas, NV 89102. Prior to September 1, 2020, the Company subleased office space from United Power, Inc. (“United Power”), an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000. On September 1, 2020, the Company entered into a lease agreement directly with the building’s owner, Future Property Limited, who is not a related party, for the same monthly rent of $15,000.

The term of our lease expires on March 8, 2023, and provides for a base monthly rent of $15,000, with increases of up to 3% each year based on increases, if any, of the Consumer Price Index. We have been informed by an independent real estate broker that the rent being charged by United is consistent with rents being charged by other landlords for commercial space in the area where the building is located.

Our anticipated future lease commitments on a fiscal year basis are as follows:

2022	$180,000
2023	135,000
Total	$315,000

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock trade on a very limited basis on the over-the-counter market and are quoted on the OTCPink under the symbol “WEWA”. As of August 27, 2021, the closing price of our common stock on the OTCPink was $0.025.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCPink. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended May 31, 2021
First Quarter	$0.025	$0.025
Second Quarter	$0.025	$0.025
Third Quarter	$0.025	$0.025
Fourth Quarter	$0.025	$0.025

Fiscal Year Ended May 31, 2020
First Quarter	$0.025	$0.020
Second Quarter	$0.025	$0.025
Third Quarter	$0.025	$0.025
Fourth Quarter	$0.025	$0.025

As of August 27, 2021, there were approximately 75 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of August 27, 2021, there were 107,483,450 shares of common stock outstanding on record.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended May 31, 2021 and 2020. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties of the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy. Pursuant to our license agreement with Sandbx Corp., we received a $50,000 initial setup fee, and a monthly royalty payment in the amount of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever was greater, resulting in total revenues of $83,454 and $4,166 under this license agreement during the years ended May 31, 2021 and 2020, respectively. The license agreement was terminated on May 16, 2021. The Company also entered into an agreement in January of 2021 with Sandbx Corp. to further develop the Megopoly game, whereby the Company has paid Sandbx Corp. monthly fees of $168,500, resulting in $842,500 of related party software development costs for the year ended May 31, 2021.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $2,499,798 and $3,768,042 in excess of FDIC insured limits at May 31, 2021 and 2020, respectively. The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the licensing of our software by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. All revenues to date have been recognized from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties of the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy.

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

Results of Operations for the Years Ended May 31, 2021 and 2020:

The following table summarizes selected items from the statement of operations for the years ended May 31, 2021 and 2020.

	Years Ended
	May 31,	May 31,	Increase /
	2021	2020	(Decrease)
Revenues, related party	$83,454	$4,166	$79,288

Operating expenses:
General and administrative	3,139	6,375	(3,236)
Software development, related party	842,500	—	842,500
Rent expense	180,000	180,000	—
Professional fees	92,209	245,666	(153,457)
Total operating expenses:	1,117,848	432,041	685,807

Operating loss	(1,034,394)	(427,875)	606,519

Total other income	(502,171)	(469,506)	32,665

Net loss	$(1,536,565)	$(897,381)	$639,184

Revenues, Related Party

We began to generate revenues from the licensing of our Megopoly game platform to a company owned by United Power’s Chief Operating Officer during the fourth fiscal quarter of 2020. Revenues were $83,454 and $4,166 for the years ended May 31, 2021 and 2020, respectively. However, the license agreement under which we generated these revenues was terminated on May 16, 2021. Accordingly, we are not currently engaged in revenue producing activities.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2021 were $3,139, compared to $6,375 during the year ended May 31, 2020, a decrease of $3,236, or 51%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the year ended May 31, 2021 was $842,500, compared to $-0- during the year ended May 31, 2020, an increase of $842,500. The $842,500 of software development costs relate to improvements in the Megopoly game performed by Sandbx.

Rent Expense

Rent expense was $180,000 during both years ended May 31, 2021 and 2020. Rent expense consisted of office space that was subleased from a company owned by Mr. Lei through August 31, 2020, and directly from the building’s owner thereafter, who is not a related party, under substantially the same terms.

Professional Fees

Professional fees for the year ended May 31, 2021 were $92,209, compared to $245,666 during the year ended May 31, 2020, a decrease of $153,457, or 62%. Professional fees decreased primarily due to cost savings related to transitioning to new compliance professionals and reductions in fees paid to software developers during the current period.

Operating Loss

Our operating loss for the year ended May 31, 2021 was $1,034,394, compared to $427,875 during the year ended May 31, 2020, an increase of $606,519, or 142%. Our operating loss increased primarily due to $842,500 of software development fees, partially offset by revenues and cost savings related to reductions in professional fees as we transitioned to new compliance team members during the current year.

Other Income (Expense)

Other expense, on a net basis, for the year ended May 31, 2021 was $502,171, compared to other expense, on a net basis, of $469,506 during the year ended May 31, 2020, an increase of $32,665, or 7%. Other expense consisted of $525,000 of interest expense on related party loans, as offset by $22,829 of interest income for the year ended May 31, 2021. Other expense consisted of $539,556 of interest expense on related party loans, as offset by $70,050 of interest income for the year ended May 31, 2020. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances, as partially offset by reductions in interest expense.

Net Loss

Net loss for the year ended May 31, 2021 was $1,536,565, compared to $897,381 during the year ended May 31, 2020, an increase of $639,184, or 71%. The increased net loss was primarily due to $842,500 of software development fees incurred during the current period, as partially offset by cost savings related to reductions in business development fees professional fees, and an increase in revenues.

Liquidity and Capital Resources

As of May 31, 2021, the Company had current assets of $3,000,047, comprised almost entirely of cash. The Company's current liabilities as of May 31, 2021 were $2,122,564, consisting of $15,670 of accounts payable, $1,944,467 of accrued interest and $162,427 of current maturities of operating lease obligations.

The following table summarizes our total current assets, liabilities and working capital at May 31, 2021 and 2020.

	May 31,
	2021	2020
Current Assets	$3,000,047	$4,017,107

Current Liabilities	$2,122,564	$1,590,611

Working Capital	$877,483	$2,426,496

The following table summarizes our cash flows during the years ended May 31, 2021 and 2020, respectively.

	Years Ended
	May 31,
	2021	2020
Net cash used in operating activities	$(1,017,309)	$(311,990)
Net cash used in investing activities	—	(179,300)
Net cash used in financing activities	—	—

Net change in cash	$(1,017,309)	$(491,290)

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. During the year ended May 31, 2021, net cash flows used in operating activities was $1,017,309. For the year ended May 31, 2020, net cash flows used in operating activities was $311,990. The increase in cash used in operating activities is primarily attributable to our increased net loss.

Net Cash Used in Investing Activities

During the year ended May 31, 2021, we did not use any cash in investing activities. During the year ended May 31, 2020, net cash flows used in investing activities was $179,300. The decrease is attributable to the purchase of software developed by a related party in the prior year.

Net Cash Used in Financing Activities

During the years ended May 31, 2021 and 2020, we did not use any cash in financing activities.

Satisfaction of our Cash Obligations for the Next 12 Months

As of May 31, 2021, our balance of cash on hand was $2,999,798. We currently have sufficient funds to fund our operations at their current levels for the next twelve months. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

WEWARDS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wewards, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wewards, Inc. (“the Company”) as of May 31, 2021 and 2020, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended May 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the lack of going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s lack of disclosure on going concern.

/s/M&K CPAS, PLLC

We have served as the Company’s auditor since 2020.

Houston, TX

August 27, 2020

WEWARDS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2021	2020
ASSETS

Current assets:
Cash	$2,999,798	$4,017,107
Prepaid expense	249	—
Total current assets	3,000,047	4,017,107

Right-of-use asset	293,035	443,014

Total assets	$3,293,082	$4,460,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,670	$325
Accounts payable, related party	—	15,006
Accrued interest, related parties	1,944,467	1,419,467
Deferred revenues, related party	—	5,834
Current maturities of operating lease obligation, related party	162,427	149,979
Total current liabilities	2,122,564	1,590,611

Long term liabilities:
Operating lease obligation, related party	130,608	293,035
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	12,753,172	12,383,646

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(14,729,105)	(13,192,540)
Total stockholders' equity (deficit)	(9,460,090)	(7,923,525)

Total liabilities and stockholders' equity (deficit)	$3,293,082	$4,460,121

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,
	2021	2020

Revenue, related party	$83,454	$4,166

Operating expenses:
General and administrative	3,139	6,375
Software development, related party	842,500	—
Rent expense	180,000	180,000
Professional fees	92,209	245,666
Total operating expenses	1,117,848	432,041

Operating loss	(1,034,394)	(427,875)

Other income (expense):
Interest expense, related party	(525,000)	(539,556)
Interest income	22,829	70,050
Total other income (expense)	(502,171)	(469,506)

Net loss	$(1,536,565)	$(897,381)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2019	—	$—	107,483,450	$107,483	$5,083,348	$(12,295,159)	$(7,104,328)

Software acquisition, related party	—	—	—	—	(179,300)	—	(179,300)

Forgiveness of debt, related party	—	—	—	—	257,484	—	257,484

Net loss for the year ended May 31, 2020	—	—	—	—	—	(897,381)	(897,381)

Balance, May 31, 2020	—	$—	107,483,450	$107,483	$5,161,532	$(13,192,540)	$(7,923,525)

Net loss for the year ended May 31, 2021	—	—	—	—	—	(1,536,565)	(1,536,565)

Balance, May 31, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,729,105)	$(9,460,090)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,536,565)	$(897,381)
Adjustments to reconcile net loss
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(249)	25,000
Right-of-use asset	149,979	97,419
Increase (decrease) in liabilities:
Accounts payable	15,345	(4)
Accounts payable, related party	(15,006)	15,006
Accrued interest, related party	525,000	539,556
Deferred revenue, related party	(5,834)	5,834
Operating lease obligation, related party	(149,979)	(97,420)
Net cash used in operating activities	(1,017,309)	(311,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software, related party	—	(179,300)
Net cash used in investing activities	—	(179,300)

NET CHANGE IN CASH	(1,017,309)	(491,290)
CASH AT BEGINNING OF PERIOD	4,017,107	4,508,397

CASH AT END OF PERIOD	$2,999,798	$4,017,107

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt, related party contributed to capital	$—	$257,484

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

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties of the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy. Pursuant to our license agreement with Sandbx Corp., we received a $50,000 initial setup fee, and a monthly royalty payment in the amount of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever was greater, resulting in total revenues under this license agreement of $83,454 and $4,166 during the years ended May 31, 2021 and 2020, respectively. The license agreement was terminated on May 16, 2021. The Company also entered into an agreement in January of 2021 with Sandbx Corp. to further develop the Megopoly game, whereby the Company has paid Sandbx Corp. monthly fees of $168,500, resulting in $842,500 of related party software development costs for the year ended May 31, 2021.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $2,499,798 and $3,768,042 in excess of FDIC insured limits at May 31, 2021 and 2020, respectively. The Company has not experienced any losses in such accounts.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the licensing of our software by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. All revenues to date have been recognized from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties of the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if converted method. The new guidance is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2021, with early adoption permitted. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial statements or related disclosures.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 – RELATED PARTY TRANSACTIONS

Accounts Payable, Related Party

The Company owed United Power, Inc. (“United Power”) $15,006 for unpaid rent and utilities as of May 31, 2020. As disclosed in Note 6, below, prior to September 1, 2020, the Company subleased office space from United Power, an affiliate of the Company by reason of common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, at a base monthly rent of $15,000. The building is owned by Future Property Limited, who is not a related party.

Revenues, Related Party

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties of the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy. Pursuant to our license agreement with Sandbx, we received a $50,000 initial setup fee, and a monthly royalty of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever was greater, resulting in total revenues of $83,454 and $4,166 under this license agreement during the years ended May 31, 2021 and 2020, respectively. This license agreement was terminated on May 16, 2021.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Research and Development, Related Party

On January 4, 2021, the Company entered into a Statement of Work with Sandbx Corp., a related party, pursuant to which Sandbx has been engaged to provide software development and related services to further develop and improve Megopoly, the Company’s online MMO Game, at a rate of $50 per hour of service. The Company paid Sandbox $842,500 for services provided under this Statement of Work during the year ended May 31, 2021.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of May 31, 2021 and 2020, respectively:

	Fair Value Measurements at May 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$2,999,798	$—	$—
Total assets	2,999,798	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$2,999,798	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2020
	Level 1	Level 2	Level 3
Assets
Cash	$4,017,107	$—	$—
Total assets	4,017,107	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$4,017,107	$—	$(10,500,000)

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended May 31, 2021 and 2020.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at May 31, 2021 and 2020, respectively:

	May 31,	May 31,
	2021	2020

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 28, 2024 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of May 31, 2021, there is $532,960 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2024 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2021, there is $1,411,507 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	$10,500,000	$10,500,000

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

The Company recognized interest expense for the years ended May 31, 2021 and 2020, respectively, as follows:

	May 31,	May 31,
	2021	2020

Interest on due to related parties	$—	$13,117
Interest on convertible notes, related party	525,000	526,439
Total interest expense	$525,000	$539,556

NOTE 6 – COMMITMENTS AND CONTINGENCIES - LEASE, RELATED PARTY

On March 1, 2018, the Company began occupying its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease with United Power, an affiliate of the Company by reason of common ownership with Lei Pei. The sublease provided for base monthly rent of $15,000, plus increases of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited, who is not a related party. Future Property Limited entered into a lease with United Power, and the Company then sublet the space from United Power. On September 1, 2020, the Company terminated its sublease agreement with United Power and entered into a new lease agreement with the owner of the building, Future Property Limited, under substantially the same terms as the sublease agreement. The Company is occupying the space for executive and administrative offices. Rent expense for each of the years ended May 31, 2021 and 2020 was $180,000. The Company has accounted for the lease under ASC 842, as follows:

The components of lease expense were as follows:

For the
Year Ended
May 31,
2021
Operating lease cost:
Amortization of assets	$149,979
Interest on lease liabilities	30,021
Total operating lease cost	$180,000

Supplemental balance sheet information related to leases was as follows:

May 31,
2021
Operating lease:
Operating lease assets	$293,035

Current portion of operating lease obligation	$162,427
Noncurrent operating lease obligation	130,608
Total operating lease obligation	$293,035

Weighted average remaining lease term:
Operating leases	1.75 years

Weighted average discount rate:
Operating lease	8.00%

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

Supplemental cash flow and other information related to operating leases was as follows:

For the
Year Ended
May 31,
2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$180,000

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at May 31, 2021:

For the Fiscal Year	Minimum Lease
Ended May 31:	Commitments
2022	$180,000
2023	135,000
Total payments	$315,000
Amount representing interest	$(21,965)
Lease obligation, net	293,035
Less current portion	(162,427)
Lease obligation – long term	$130,608

Rent expense was $180,000 and $180,000 for the years ended May 31, 2021 and 2020, respectively.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of May 31, 2021.

NOTE 8 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended May 31, 2021 and 2020, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At May 31, 2021, the Company had approximately $6,802,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

The effective income tax rate for the years ended May 31, 2021 and 2020 consisted of the following:

	May 31,
	2021	2020
Federal statutory income tax rate	21%	21%
State income taxes	-%	-%
Change in valuation allowance	(21%)	(21%)
Net effective income tax rate	—	—

The components of the Company’s deferred tax asset are as follows:

	May 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$1,428,420	$1,223,460

Net deferred tax assets before valuation allowance	$1,428,420	$1,223,460
Less: Valuation allowance	(1,428,420)	(1,223,460)
Net deferred tax assets	$—	$—

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at May 31, 2021 and 2020, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2021 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have determined that there were control deficiencies that constituted material weaknesses, as described below:

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’ s view that such a committee, including a financial expert member, is an important entity level control over the Company’s financial statements. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

3.	Lack of segregation of duties – We have no employees other than our CEO and CFO, who are one and the same person. Therefore, all accounting information is currently reviewed only by one person.

4.	Related parties – The Company has no formal process related to the identification and approval of related party transactions.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information on our sole director and executive officer.

Name	Age	Position
Lei Pei	43	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole Director

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

Director Nominations

As of May 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended May 31, 2021 were filed timely.

ITEM 11.  EXECUTIVE COMPENSATION.

Officer Compensation

We did not pay or accrue any compensation during the fiscal years ended May 31, 2021 and 2020 to Mr. Pei, who was our only executive officer during the fiscal year ended May 31, 2021.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 20, 2021, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Wewards, Inc., 2960 West Sahara Avenue, Las Vegas, Nevada 89102:

	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Lei Pei, CEO(3)	101,353,450	94.3%	—	—
Directors and Officers as a Group (1 person)	101,353,450	94.3%	—	—

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock owned by such person.
(2)	Percentage of beneficial ownership is based upon 107,483,450 shares of Common Stock outstanding as of August 20, 2021. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of August 20, 2021, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3)	Includes 30,406,035 shares owned by the LFA Irrevocable Trust DTD 7/31/18 for the benefit of Mr. Lei Pei’s children, for which Mr. Pei’s wife, Mrs. Chenfang Wang, is the sole trustee, and 30,406,035 shares owned by the LFC Irrevocable Trust DTD 7/31/18 for the benefit of Mr. Lei Pei’s children, for which Mr. Pei’s wife, Mrs. Chenfang Wang, is the sole trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Mr. Lei Pei is our only director. Mr. Pei is not “independent” in accordance with the NASDAQ Global Market’s requirements. However, as our common stock is currently quoted on the OTCPink, we are not currently subject to corporate governance standards of listed companies.

Convertible Promissory Notes

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 28, 2022 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of May 31, 2021, there is $532,960 of accrued interest due on this loan.

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2022 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2021, there is $1,411,507 of accrued interest on this loan.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended May 31, 2021 and 2020. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended May 31,
	2021	2020
Audit fees:(1)
M&K CPAS, PLLC	$21,000	$15,000
Prager Metis CPA’s LLC	3,500	27,750
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$24,500	$42,750

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
3.2	Certificate of Amendment to Articles of Incorporation dated December 18, 2013 (incorporated by reference to Exhibit 3.1.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
10.1	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)
10.2	License Agreement between Wewards, Inc. and Sandbx Corp., dated as of April 20, 2020 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)
10.3	Lease Agreement between Wewards, Inc. and Future Property Limited, dated as of September 1, 2020 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on October 9, 2020)
10.4	Statement of Work Agreement between Wewards, Inc. and Sandbx Corp., dated as of January 4, 2021 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on January 14, 2021)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEWARDS, INC.
(Registrant)

By:	/s/ Lei Pei
Lei Pei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated:	August 27, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Pei	Chief Executive Officer and Chief Financial Officer	August 27, 2021
Lei Pei	(Principal Executive Officer and Principal Financial Officer)

