Form 10-Q
period 2022-02-28
WEWARDS, INC.
filed 2022-04-12
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2022

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

As of April 11, 2022, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2022	2021
	(Unaudited)
ASSETS

Current assets:
Cash	$1,200,167	$2,999,798
Prepaid expense	1,386	249
Total current assets	1,201,553	3,000,047

Right-of-use asset	172,437	293,035

Total assets	$1,373,990	$3,293,082

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$19,975	$15,670
Accrued interest, related parties	2,337,138	1,944,467
Current maturities of operating lease obligation	172,437	162,427
Total current liabilities	2,529,550	2,122,564

Long term liabilities:
Operating lease obligation	—	130,608
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	13,029,550	12,753,172

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(16,924,575)	(14,729,105)
Total stockholders' equity (deficit)	(11,655,560)	(9,460,090)

Total liabilities and stockholders' equity (deficit)	$1,373,990	$3,293,082

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021

Revenue, related party	$—	$27,500	$—	$62,499

Operating expenses:
General and administrative	727	553	2,191	5,046
Software development, related party	611,500	337,000	1,622,500	337,000
Rent expense	45,000	45,000	135,000	135,000
Professional fees	12,689	9,957	49,057	74,341
Total operating expenses	669,916	392,510	1,808,748	551,387

Operating loss	(669,916)	(365,010)	(1,808,748)	(488,888)

Other income (expense):
Interest expense, related party	(129,452)	(129,452)	(392,671)	(392,671)
Interest income	849	5,072	5,949	19,258
Total other income (expense)	(128,603)	(124,380)	(386,722)	(373,413)

Net loss	$(798,519)	$(489,390)	$(2,195,470)	$(862,301)

Weighted average number of common shares outstanding - basic	107,483,450	107,483,450	107,483,450	107,483,450
Weighted average number of common shares outstanding - fully diluted	107,483,450	107,483,450	107,483,450	107,483,450

Net loss per share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Net loss per share - fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended February 28, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, November 30, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(16,126,056)	$(10,857,041)

Net loss for the three months ended February 28, 2022	—	—	—	—	—	(798,519)	(798,519)

Balance, February 28, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(16,924,575)	$(11,655,560)

	For the Three Months Ended February 28, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, November 30, 2020	—	$—	107,483,450	$107,483	$5,161,532	$(13,565,451)	$(8,296,436)

Net loss for the three months ended February 28, 2021	—	—	—	—	—	(489,390)	(489,390)

Balance, February 28, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,054,841)	$(8,785,826)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Nine Months Ended February 28, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,729,105)	$(9,460,090)

Net loss for the nine months ended February 28, 2022	—	—	—	—	—	(2,195,470)	(2,195,470)

Balance, February 28, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(16,924,575)	$(11,655,560)

	For the Nine Months Ended February 28, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2020	—	$—	107,483,450	$107,483	$5,161,532	$(13,192,540)	$(7,923,525)

Net loss for the nine months ended February 28, 2021	—	—	—	—	—	(862,301)	(862,301)

Balance, February 28, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,054,841)	$(8,785,826)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,195,470)	$(862,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(1,137)	(1,298)
Right-of-use asset	120,598	111,356
Increase (decrease) in liabilities:
Accounts payable	4,305	14,775
Accounts payable, related party	—	(2,386)
Accrued interest, related party	392,671	392,671
Deferred revenue, related party	—	2,501
Operating lease obligation	(120,598)	(111,356)
Net cash used in operating activities	(1,799,631)	(456,038)

NET CHANGE IN CASH	(1,799,631)	(456,038)
CASH AT BEGINNING OF PERIOD	2,999,798	4,017,107

CASH AT END OF PERIOD	$1,200,167	$3,561,069

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2022

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $950,182 and $2,499,798 in excess of FDIC insured limits at February 28, 2022 and May 31, 2021, respectively. The Company has not experienced any losses in such accounts.

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

February 28, 2022

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2022

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

February 28, 2022

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

No other new accounting pronouncements, issued or effective during the period ended February 28, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

NOTE 2 – RELATED PARTIES

Research and Development, Related Party

On January 4, 2021, the Company entered into a Statement of Work with Sandbx Corp., a related party, pursuant to which Sandbx has been engaged to provide software development and related services to further develop and improve Megopoly, the Company’s online MMO Game, at a rate of $50 per hour of service. The Company paid Sandbox $1,622,500 for services provided under this Statement of Work during the nine months ending February 28, 2022.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 28, 2022 and May 31, 2021, respectively:

	Fair Value Measurements at February 28, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$1,200,167	$—	$—
Total assets	1,200,167	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$1,200,167	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$2,999,798	$—	$—
Total assets	2,999,798	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$2,999,798	$—	$(10,500,000)

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended February 28, 2022 or the year ended May 31, 2021.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2022

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at February 28, 2022 and May 31, 2021, respectively:

	February 28,	May 31,
	2022	2021

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned any controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of February 28, 2022, there is $626,454 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2022, there is $1,710,684 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	$10,500,000	$10,500,000

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

The Company recognized $392,671 of interest expense for both the nine months ended February 28, 2022 and 2021.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES - LEASE

On March 1, 2018, the Company began occupying its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease with United Power, an affiliate of the Company by reason of common ownership with Lei Pei. The sublease provided for base monthly rent of $15,000, plus increases of up to 3% each year based on increases, if any, of the Consumer Price Index. The building is owned by Future Property Limited. Future Property Limited entered into a lease with United Power, and the Company then sublet the space from United Power. On September 1, 2020, the Company terminated its sublease agreement with United Power and entered into a new lease agreement with the owner of the building, Future Property Limited, under substantially the same terms as the sublease agreement. The Company is occupying the space for executive and administrative offices. Rent expense for both the nine months ended February 28, 2022 and 2021 was $135,000. The Company has accounted for the lease under ASC 842, as follows:

The components of lease expense were as follows:

For the Nine
Months Ended
February 28,
2022
Operating lease cost:
Amortization of assets	$120,598
Interest on lease liabilities	14,402
Total operating lease cost	$135,000

Supplemental balance sheet information related to leases was as follows:

February 28,
2022
Operating lease:
Operating lease assets	$172,437

Current portion of operating lease obligation	$172,437
Noncurrent operating lease obligation	—
Total operating lease obligation	$172,437

Weighted average remaining lease term:
Operating leases	1 year

Weighted average discount rate:
Operating lease	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

For the Nine
Months Ended
February 28,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$135,000

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2022

(Unaudited)

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at February 28, 2022:

For the Fiscal Year	Minimum Lease
Ended May 31:	Commitments
2022*	$45,000
2023	135,000
Total payments	180,000
Amount representing interest	(7,563)
Lease obligation, net	172,437
Less current portion	(172,437)
Lease obligation – long term	$—

———————

*	Liability pertains to the remaining three-month period from March 1, 2022 through May 31, 2022.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of February 28, 2022.

NOTE 8 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended February 28, 2022 and the year ended May 31, 2021, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At February 28, 2022, the Company had approximately $8,600,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both February 28, 2022 and May 31, 2021.

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

We began generating revenues in the fourth quarter of our fiscal year ended May 31, 2020 from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties of the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy. Pursuant to our license agreement with Sandbx Corp., we received a $50,000 initial setup fee, and a monthly royalty payment in the amount of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever was greater, resulting in total revenues of $83,454 and $4,166 under this license agreement during the years ended May 31, 2021 and 2020, respectively. The license agreement was terminated on May 16, 2021. The Company also entered into an agreement in January of 2021 with Sandbx Corp. to further develop the Megopoly game, whereby the Company has paid Sandbx Corp. monthly fees of approximately $168,500, resulting in $1,622,500 of related party software development costs for the nine months ending February 28, 2022.

Results of Operations for the Three Months Ended February 28, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the three months ended February 28, 2022 and 2021.

	Three Months Ended
	February 28,	February 28,	Increase /
	2022	2021	(Decrease)
Revenue, related party	$—	$27,500	$(27,500)

Operating expenses:
General and administrative	727	553	174
Software development, related party	611,500	337,000	274,500
Rent expense	45,000	45,000	—
Professional fees	12,689	9,957	2,732
Total operating expenses:	669,916	392,510	277,406

Operating loss	(669,916)	(365,010)	304,906

Total other income (expense)	(128,603)	(124,380)	4,223

Net loss	$(798,519)	$(489,390)	$309,129

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

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2022 were $727, compared to $553 during the three months ended February 28, 2021, an increase of $174, or 31%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the three months ended February 28, 2022 were $611,500, compared to $337,000 during the three months ended February 28, 2021, an increase of $274,500. The software development costs relate to improvements in the Megopoly game performed by Sandbx.

Rent Expense

Rent expense was $45,000 during both the three months ended February 28, 2022 and February 28, 2021.

Professional Fees

Professional fees for the three months ended February 28, 2022 were $12,689, compared to $9,957 during the three months ended February 28, 2021, an increase of $2,732, or 27%. Professional fees increased primarily due to professional fees paid related to tax services during the current period.

Operating Loss

Our operating loss for the three months ended February 28, 2022 was $669,916, compared to $365,010 during the three months ended February 28, 2021, an increase of $304,906, or 84%. Our operating loss increased primarily due to $304,906 of software development fees incurred during the current period.

Other Income (Expense)

Other expense, on a net basis, for the three months ended February 28, 2022 was $128,603, compared to other expense, on a net basis, of $124,380 during the three months ended February 28, 2021, an increase of $4,223, or 3%. Other expense consisted of $129,452 of interest expense on related party loans, as offset by $849 of interest income for the three months ended February 28, 2022. Other expense consisted of $129,452 of interest expense on related party loans, as offset by $5,072 of interest income for the three months ended February 28, 2021. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances.

Net Loss

Net loss for the three months ended February 28, 2022 was $798,519, compared to $489,390 during the three months ended February 28, 2021, an increase of $309,129, or 63%. The increased net loss was due primarily to $274,500 of increased software development fees incurred during the current period.

Results of Operations for the Nine Months Ended February 28, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the nine months ended February 28, 2022 and 2021.

	Nine Months Ended
	February 28,	February 28,	Increase /
	2022	2021	(Decrease)
Revenue, related party	$—	$62,499	$(62,499)

Operating expenses:
General and administrative	2,191	5,046	(2,855)
Software development, related party	1,622,500	337,000	1,285,500
Rent expense	135,000	135,000	—
Professional fees	49,057	74,341	(25,284)
Total operating expenses:	1,808,748	551,387	1,257,361

Operating loss	(1,808,748)	(488,888)	1,319,860

Total other income (expense)	(386,722)	(373,413)	13,309

Net loss	$(2,195,470)	$(862,301)	$1,333,169

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

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2022 were $2,191, compared to $5,046 during the nine months ended February 28, 2021, a decrease of $2,855, or 57%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the nine months ended February 28, 2022 were $1,622,500, compared to $337,000 during the nine months ended February 28, 2021, an increase of $1,285,500. The $1,285,500 of increased software development costs relate to improvements in the Megopoly game performed by Sandbx.

Rent Expense

Rent expense was $135,000 during both the nine months ended February 28, 2022 and February 28, 2021.

Professional Fees

Professional fees for the nine months ended February 28, 2022 were $49,057, compared to $74,341 during the nine months ended February 28, 2021, a decrease of $25,284, or 34%. Professional fees decreased primarily due to cost savings related to transitioning to new compliance professionals during the current period.

Operating Loss

Our operating loss for the nine months ended February 28, 2022 was $1,808,748, compared to $488,888 during the nine months ended February 28, 2021, an increase of $1,319,860, or 270%. Our operating loss increased primarily due to $1,622,500 of software development fees incurred during the current period.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended February 28, 2022 was 386,722, compared to other expense, on a net basis, of $373,413 during the nine months ended February 28, 2021, an increase of $13,309, or 4%. Other expense consisted of $392,671 of interest expense on related party loans, as offset by $5,949 of interest income for the nine months ended February 28, 2022. Other expense consisted of $392,671 of interest expense on related party loans, as offset by $19,258 of interest income for the nine months ended February 28, 2021. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances.

Net Loss

Net loss for the nine months ended February 28, 2022 was $2,195,470, compared to $373,413 during the nine months ended February 28, 2021, an increase of $1,333,169, or 155%. The increased net loss was due primarily to $1,622,500 of software development fees incurred during the current period.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the nine-month periods ended February 28, 2022 and 2021:

	February 28,	February 28,
	2022	2021
Operating Activities	$(1,799,631)	$(456,038)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(1,799,631)	$(456,038)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2022, net cash flows used in operating activities was $1,799,631. For the same period ended February 28, 2021, net cash flows used in operating activities was $456,038. The increase in cash used in operating activities is primarily attributable to our increased net loss.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine months ended February 28, 2022 and February 28, 2021.

Cash Flows from Financing Activities

We did not engage in any financing activities during the nine months ended February 28, 2022 and February 28, 2021.

Satisfaction of our Cash Obligations for the Next 12 Months

As of February 28, 2022, our balance of cash on hand was $1,200,167. We believe we currently have sufficient funds to fund our operations at their current levels for the next twelve months. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon Mr. Pei and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us if and when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $950,182 and $2,499,798 in excess of FDIC insured limits at February 28, 2022 and May 31, 2021, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2021 under “Evaluation of Disclosure Controls and Procedures”.

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

WEWARDS, INC.

Date: April 12, 2022	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

