Form 10-Q
period 2022-08-31
WEWARDS, INC.
filed 2022-10-17
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2022

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

As of October 14, 2022, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2022	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$1,057,092	$1,140,382
Prepaid expense	924	300
Total current assets	1,058,016	1,140,682

Right-of-use asset	87,937	130,608

Total assets	$1,145,953	$1,271,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$5,207	$15,100
Accrued interest, related parties	2,601,796	2,469,467
Current maturities of operating lease obligation	87,937	130,608
Total current liabilities	2,694,940	2,615,175

Long term liabilities:
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	13,194,940	13,115,175

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(17,318,002)	(17,112,900)
Total stockholders' equity (deficit)	(12,048,987)	(11,843,885)

Total liabilities and stockholders' equity (deficit)	$1,145,953	$1,271,290

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,
	2022	2021

Revenue, related party	$—	$—

Operating expenses:
General and administrative	718	728
Software development, related party	—	505,500
Rent expense	45,000	45,000
Professional fees	28,670	26,606
Total operating expenses	74,388	577,834

Operating loss	(74,388)	(577,834)

Other income (expense):
Interest expense, related party	(132,329)	(132,329)
Interest income	1,615	2,946
Total other income (expense)	(130,714)	(129,383)

Net loss	$(205,102)	$(707,217)

Weighted average number of common shares outstanding
Basic	107,483,450	107,483,450
Diluted	107,483,450	107,483,450

Net loss per share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended August 31, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,112,900)	$(11,843,885)

Net loss	—	—	—	—	—	(205,102)	(205,102)

Balance, August 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,318,002)	$(12,048,987)

	For the Three Months Ended August 31, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,729,105)	$(9,460,090)

Net loss	—	—	—	—	—	(707,217)	(707,217)

Balance, August 31, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(15,436,322)	$(10,167,307)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(205,102)	$(707,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(624)	(674)
Right-of-use asset	42,671	39,401
Increase (decrease) in liabilities:
Accounts payable	(9,893)	3,830
Accrued interest, related party	132,329	132,329
Operating lease obligation	(42,671)	(39,401)
Net cash used in operating activities	(83,290)	(571,732)

NET CHANGE IN CASH	(83,290)	(571,732)
CASH AT BEGINNING OF PERIOD	1,140,382	2,999,798

CASH AT END OF PERIOD	$1,057,092	$2,428,066

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2022

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

We have not generated any revenue during our current period, or the fiscal year ended May 31, 2022. During our fiscal year ended May 31, 2021, we generated revenue from licensing Megopoly and related IP to Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties of the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy. Pursuant to our license agreement with Sandbx Corp., we received a $50,000 initial setup fee, and a monthly royalty payment in the amount of 10% of net revenues from the sale of in-game assets by the licensee, or $5,000, whichever was greater, resulting in total revenues of $83,454 under this license agreement during the year ended May 31, 2021. The license agreement was terminated on May 16, 2021. The Company also entered into an agreement in January of 2021 with Sandbx Corp. to further develop the Megopoly game, under which the Company paid Sandbx Corp. monthly fees of $168,500, resulting in $1,622,500 and $842,500 of related party software development costs for the years ended May 31, 2022 and 2021, respectively. The development agreement with Sandbx Corp. was terminated with the completion of Megopoly in December of 2021. The Company is now actively seeking licensing arrangements to bring the game to market.

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Financial Statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022. The interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $822,207 and $890,382 in excess of FDIC insured limits at August 31, 2022 and May 31, 2022, respectively. The Company has not experienced any losses in such accounts.

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

August 31, 2022

(Unaudited)

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2022

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

August 31, 2022

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

Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. The amendments contained in ASU 2016-13 were originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years for the Company. In November 2019, the FASB issued ASU No. 2019-10, which delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the U.S. Securities and Exchange Commission rules (“SRC”)) to fiscal years beginning after December 15, 2022, including interim periods.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

Early adoption is permitted. The Company meets the definition of an SRC and is adopting the deferral period for ASU 2016-13. The guidance requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements but does not expect that the adoption of this standard will have a material impact on its financial statements.

In March 2022, the FASB issued ASU No. 2022-02, amendments related to Troubled Debt Restructurings (“TDRs”) for all entities after they adopt 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The amendments in the accounting guidance for TDRs by creditors eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the potential impact on adoption of this ASU on its financial statements.

No other new accounting pronouncements, issued or effective during the period ended August 31, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(17,318,002) and had negative working capital of $1,636,924, and as of August 31, 2022, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of August 31, 2022 and May 31, 2022, respectively:

	Fair Value Measurements at August 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$1,057,092	$—	$—
Total assets	1,057,092	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$1,057,092	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$1,140,382	$—	$—
Total assets	1,140,382	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$1,140,382	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended August 31, 2022 or the year ended May 31, 2022.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS

On April 2, 2020, the Company purchased intellectual property rights (“IP”) from United Power, a Nevada corporation under common ownership with Lei Pei, the Company’s sole officer and director and majority shareholder, for cash consideration of $179,300, based on a price determined by an independent valuation. The IP consists of technology and related rights associated with the game Megopoly, an MMO (Massively Multiplayer Online Game). Because United Power is a related party, the acquisition did not result in a stepped-up basis in the IP, and the full purchase price of $179,300 was treated as an equity contribution.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at August 31, 2022 and May 31, 2022, respectively:

	August 31,	May 31,
	2022	2022

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned any controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of August 31, 2022, there is $689,467 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of August 31, 2022, there is $1,912,329 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	$10,500,000	$10,500,000

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

The Company recognized $132,329 of interest expense for both the three months ended August 31, 2022 and 2021.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES - LEASE

The Company leases its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease from Future Property Limited. The sublease provides for base monthly rent of $15,000. The Company is occupying the space for executive and administrative offices. Rent expense for both the three months ended August 31, 2022 and 2021 was $45,000.

The components of lease expense under ASC 842 were as follows:

For the Three
Months Ended
August 31,
2022
Operating lease cost:
Amortization of assets	$42,671
Interest on lease liabilities	2,329
Total operating lease cost	$45,000

Supplemental balance sheet information related to leases was as follows:

August 31,
2022
Operating lease:
Operating lease assets	$87,937

Current portion of operating lease obligation	$87,937
Noncurrent operating lease obligation	—
Total operating lease obligation	$87,937

Weighted average remaining lease term:
Operating leases	6 months

Weighted average discount rate:
Operating lease	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

For the Three
Months Ended
August 31,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$45,000

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2022

(Unaudited)

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at August 31, 2022:

For the Fiscal Year	Minimum Lease
Ended May 31:	Commitments
2023*	$90,000
Amount representing interest	(2,063)
Lease obligation, net	87,937
Less current portion	(87,937)
Lease obligation – long term	$—

———————

*	Liability pertains to the remaining six-month period from September 1, 2022 through February 28, 2023.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of August 31, 2022.

NOTE 8 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended August 31, 2022 and the year ended May 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At August 31, 2022, the Company had approximately $8,733,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both August 31, 2022 and May 31, 2022.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended May 31, 2022 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended May 31, 2022 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the three months ended August 31, 2022 or 2021.

Results of Operations for the Three Months Ended August 31, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the three months ended August 31, 2022 and 2021.

	Three Months Ended
	August 31,	August 31,	Increase /
	2022	2021	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	718	728	(10)
Software development, related party	—	505,500	(505,500)
Rent expense	45,000	45,000	—
Professional fees	28,670	26,606	2,064
Total operating expenses:	74,388	577,834	(503,446)

Operating loss	(74,388)	(577,834)	(503,446)

Total other income (expense)	(130,714)	(129,383)	(1,331)

Net loss	$(205,102)	$(707,217)	$(502,115)

Revenue, Related Party

We did not generate any revenues during the three months ended August 31, 2022 and 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2022 were $718, compared to $728 during the three months ended August 31, 2021, a decrease of $10, or 1%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the three months ended August 31, 2022 were $-0-, compared to $505,500 during the three months ended August 31, 2021, a decrease of $505,500. The software development costs relate to improvements in the Megopoly game performed by Sandbx. Software development expense decreased during the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Rent Expense

Rent expense was $45,000 during both the three months ended August 31, 2022 and 2021.

Professional Fees

Professional fees for the three months ended August 31, 2022 were $28,670, compared to $26,606 during the three months ended August 31, 2021, an increase of $2,064, or 8%. Professional fees increased primarily due to professional fees paid related to tax services during the current period.

Operating Loss

Our operating loss for the three months ended August 31, 2022 was $74,388, compared to $577,834 during the three months ended August 31, 2021, a decrease of $503,446, or 87%. Our operating loss decreased primarily due to $505,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Other Income (Expense)

Other expense, on a net basis, for the three months ended August 31, 2022 was $130,714, compared to other expense, on a net basis, of $129,383 during the three months ended August 31, 2021, an increase of $1,331, or 1%. Other expense consisted of $132,329 of interest expense on related party loans, as offset by $1,615 of interest income for the three months ended August 31, 2022. Other expense consisted of $132,329 of interest expense on related party loans, as offset by $2,946 of interest income for the three months ended August 31, 2021. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances.

Net Loss

Net loss for the three months ended August 31, 2022 was $205,102, compared to $707,217 during the three months ended August 31, 2021, a decrease of $502,115, or 71%. The decreased net loss was due primarily to $505,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the three-month periods ended August 31, 2022 and 2021:

	August 31,	August 31,
	2022	2021
Operating Activities	$(83,290)	$(571,732)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(83,290)	$(571,732)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2022, net cash flows used in operating activities was $83,290. For the same period ended August 31, 2021, net cash flows used in operating activities was $571,732. The increase in cash used in operating activities is primarily attributable to our increased net loss.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three months ended August 31, 2022 and August 31, 2021.

Cash Flows from Financing Activities

We did not engage in any financing activities during the three months ended August 31, 2022 and August 31, 2021.

Satisfaction of our Cash Obligations for the Next 12 Months

As of August 31, 2022, our balance of cash on hand was $1,057,092, and we had negative working capital of $1,636,924. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

While our significant accounting policies are more fully described in notes to our financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we used in the preparation of our financial statements.

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $822,207 and $890,382 in excess of FDIC insured limits at August 31, 2022 and May 31, 2022, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 under “Evaluation of Disclosure Controls and Procedures”.

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

WEWARDS, INC.

Date: October 17, 2022	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

