Form 10-Q
period 2022-11-30
WEWARDS, INC.
filed 2023-01-13
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2022

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

As of January 13, 2023, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2022	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$1,013,322	$1,140,382
Prepaid expense	750	300
Total current assets	1,014,072	1,140,682

Right-of-use asset	44,407	130,608

Total assets	$1,058,479	$1,271,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,775	$15,100
Accrued interest, related parties	2,732,686	2,469,467
Current maturities of operating lease obligation, related party	44,407	130,608
Total current liabilities	2,792,868	2,615,175

Long term liabilities:
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	13,292,868	13,115,175

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(17,503,404)	(17,112,900)
Total stockholders' equity (deficit)	(12,234,389)	(11,843,885)

Total liabilities and stockholders' equity (deficit)	$1,058,479	$1,271,290

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Revenue, related party	$—	$—	$—	$—

Operating expenses:
General and administrative	662	736	1,380	1,464
Software development, related party	—	505,500	—	1,011,000
Rent expense	45,000	45,000	90,000	90,000
Professional fees	10,337	9,762	39,007	36,368
Total operating expenses	55,999	560,998	130,387	1,138,832

Operating loss	(55,999)	(560,998)	(130,387)	(1,138,832)

Other income (expense):
Interest expense, related party	(130,890)	(130,890)	(263,219)	(263,219)
Interest income	1,487	2,154	3,102	5,100
Total other income (expense)	(129,403)	(128,736)	(260,117)	(258,119)

Net loss	$(185,402)	$(689,734)	$(390,504)	$(1,396,951)

Weighted average number of common shares outstanding
Basic	107,483,450	107,483,450	107,483,450	107,483,450
Diluted	107,483,450	107,483,450	107,483,450	107,483,450

Net loss per share
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended November 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,318,002)	$(12,048,987)

Net loss	—	—	—	—	—	(185,402)	(185,402)

Balance, November 30, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,503,404)	$(12,234,389)

	For the Three Months Ended November 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 31, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(15,436,322)	$(10,167,307)

Net loss	—	—	—	—	—	(689,734)	(689,734)

Balance, November 30, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(16,126,056)	$(10,857,041)

	For the Six Months Ended November 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,112,900)	$(11,843,885)

Net loss	—	—	—	—	—	(390,504)	(390,504)

Balance, November 30, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,503,404)	$(12,234,389)

	For the Six Months Ended November 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,729,105)	$(9,460,090)

Net loss	—	—	—	—	—	(1,396,951)	(1,396,951)

Balance, November 30, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(16,126,056)	$(10,857,041)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(390,504)	$(1,396,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(450)	(2,225)
Right-of-use asset	86,201	79,595
Increase (decrease) in liabilities:
Accounts payable	675	330
Accrued interest, related party	263,219	263,219
Operating lease obligation, related party	(86,201)	(79,595)
Net cash used in operating activities	(127,060)	(1,135,627)

NET CHANGE IN CASH	(127,060)	(1,135,627)
CASH AT BEGINNING OF PERIOD	1,140,382	2,999,798

CASH AT END OF PERIOD	$1,013,322	$1,864,171

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2022

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $763,322 and $890,382 in excess of FDIC insured limits at November 30, 2022 and May 31, 2022, respectively. The Company has not experienced any losses in such accounts.

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

November 30, 2022

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2022

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

November 30, 2022

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

Recent Accounting Standards

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

November 30, 2022

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

No other new accounting pronouncements, issued or effective during the period ended November 30, 2022, have had or are expected to have a significant impact on the Company’s financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $17,503,404 and had negative working capital of $1,778,796, and as of November 30, 2022, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of November 30, 2022 and May 31, 2022, respectively:

	Fair Value Measurements at November 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$1,013,322	$—	$—
Total assets	1,013,322	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$1,013,322	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$1,140,382	$—	$—
Total assets	1,140,382	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$1,140,382	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended November 30, 2022 or the year ended May 31, 2022.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2022

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at November 30, 2022 and May 31, 2022, respectively:

	November 30,	May 31,
	2022	2022

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned any controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of November 30, 2022, there is $720,632 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of November 30, 2022, there is $2,012,055 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	$10,500,000	$10,500,000

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

The Company recognized $263,219 of interest expense for both the six months ended November 30, 2022 and 2021.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES - LEASE

The Company leases its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease from Future Property Limited. The sublease provides for base monthly rent of $15,000. The Company is occupying the space for executive and administrative offices. Rent expense for both the six months ended November 30, 2022 and 2021 was $90,000.

The components of lease expense under ASC 842 were as follows:

For the Six
Months Ended
November 30,
2022
Operating lease cost:
Amortization of assets	$86,201
Interest on lease liabilities	3,799
Total operating lease cost	$90,000

Supplemental balance sheet information related to leases was as follows:

November 30,
2022
Operating lease:
Operating lease assets	$44,407

Current portion of operating lease obligation	$44,407
Noncurrent operating lease obligation	—
Total operating lease obligation	$44,407

Weighted average remaining lease term:
Operating leases	3 months

Weighted average discount rate:
Operating lease	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

For the Six
Months Ended
November 30,
2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$90,000

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2022

(Unaudited)

Future minimum annual lease payments required under the operating lease and the present value of the net minimum lease payments are as follows at November 30, 2022:

For the Fiscal Year	Minimum Lease
Ended May 31:	Commitments
2023*	$45,000
Amount representing interest	(593)
Lease obligation, net	44,407
Less current portion	(44,407)
Lease obligation – long term	$—

———————

*	Liability pertains to the remaining three-month period from December 1, 2022 through February 28, 2023.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of November 30, 2022.

NOTE 8 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended November 30, 2022 and the year ended May 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At November 30, 2022, the Company had approximately $8,788,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both November 30, 2022 and May 31, 2022.

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the six months ended November 30, 2022 or 2021.

Results of Operations for the Three Months Ended November 30, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the three months ended November 30, 2022 and 2021.

	Three Months Ended
	November 30,	November 30,	Increase /
	2022	2021	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	662	736	(74)
Software development, related party	—	505,500	(505,500)
Rent expense	45,000	45,000	—
Professional fees	10,337	9,762	575
Total operating expenses:	55,999	560,998	(504,999)

Operating loss	(55,999)	(560,998)	(504,999)

Total other income (expense)	(129,403)	(128,736)	667

Net loss	$(185,402)	$(689,734)	$(504,332)

Revenue, Related Party

We did not generate any revenues during the three months ended November 30, 2022 and 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2022 were $662, compared to $736 during the three months ended November 30, 2021, a decrease of $74, or 10%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the three months ended November 30, 2022 were $-0-, compared to $505,500 during the three months ended November 30, 2021, a decrease of $505,500. The software development costs relate to improvements in the Megopoly game performed by Sandbx. Software development expense decreased during the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Rent Expense

Rent expense was $45,000 during both the three months ended November 30, 2022 and 2021.

Professional Fees

Professional fees for the three months ended November 30, 2022 were $10,337, compared to $9,762 during the three months ended November 30, 2021, an increase of $575, or 6%. Professional fees increased primarily due to professional fees paid related to tax services during the current period.

Operating Loss

Our operating loss for the three months ended November 30, 2022 was $55,999, compared to $560,998 during the three months ended November 30, 2021, a decrease of $504,999, or 90%. Our operating loss decreased primarily due to $505,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Other Income (Expense)

Other expense, on a net basis, for the three months ended November 30, 2022 was $129,403, compared to other expense, on a net basis, of $128,736 during the three months ended November 30, 2021, an increase of $667, or 1%. Other expense consisted of $130,890 of interest expense on related party loans, as offset by $1,487 of interest income for the three months ended November 30, 2022. Other expense consisted of $130,890 of interest expense on related party loans, as offset by $2,154 of interest income for the three months ended November 30, 2021. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances.

Net Loss

Net loss for the three months ended November 30, 2022 was $185,402, compared to $689,734 during the three months ended November 30, 2021, a decrease of $504,332, or 73%. The decreased net loss was due primarily to $505,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Results of Operations for the Six Months Ended November 30, 2022 and 2021:

The following table summarizes selected items from the statement of operations for the six months ended November 30, 2022 and 2021.

	Six Months Ended
	November 30,	November 30,	Increase /
	2022	2021	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	1,380	1,464	(84)
Software development, related party	—	1,011,000	(1,011,000)
Rent expense	90,000	90,000	—
Professional fees	39,007	36,368	2,639
Total operating expenses:	130,387	1,138,832	(1,008,445)

Operating loss	(130,387)	(1,138,832)	(1,008,445)

Total other income (expense)	(260,117)	(258,119)	1,998

Net loss	$(390,504)	$(1,396,951)	$(1,006,447)

Revenue, Related Party

We did not generate any revenues during the six months ended November 30, 2022 and 2021.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2022 were $1,380, compared to $1,464 during the six months ended November 30, 2021, a decrease of $84, or 6%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the six months ended November 30, 2022 were $-0-, compared to $1,011,000 during the six months ended November 30, 2021, a decrease of $1,011,000. The software development costs relate to improvements in the Megopoly game performed by Sandbx. Software development expense decreased during the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Rent Expense

Rent expense was $90,000 during both the six months ended November 30, 2022 and 2021.

Professional Fees

Professional fees for the six months ended November 30, 2022 were $39,007, compared to $36,368 during the six months ended November 30, 2021, an increase of $2,639, or 7%. Professional fees increased primarily due to professional fees paid related to tax services during the current period.

Operating Loss

Our operating loss for the six months ended November 30, 2022 was $130,387, compared to $1,138,832 during the six months ended November 30, 2021, a decrease of $1,008,445, or 89%. Our operating loss decreased primarily due to $1,011,000 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Other Income (Expense)

Other expense, on a net basis, for the six months ended November 30, 2022 was $260,117, compared to other expense, on a net basis, of $258,119 during the six months ended November 30, 2021, an increase of $1,998, or 1%. Other expense consisted of $263,219 of interest expense on related party loans, as offset by $3,102 of interest income for the six months ended November 30, 2022. Other expense consisted of $263,219 of interest expense on related party loans, as offset by $5,100 of interest income for the six months ended November 30, 2021. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances.

Net Loss

Net loss for the six months ended November 30, 2022 was $390,504, compared to $1,396,951 during the six months ended November 30, 2021, a decrease of $1,006,447, or 72%. The decreased net loss was due primarily to $1,011,000 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the six-month periods ended November 30, 2022 and 2021:

	November 30,	November 30,
	2022	2021
Operating Activities	$(127,060)	$(1,135,627)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(127,060)	$(1,135,627)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the six months ended November 30, 2022, net cash flows used in operating activities was $127,060. For the same period ended November 30, 2021, net cash flows used in operating activities was $1,135,627. The increase in cash used in operating activities is primarily attributable to our increased net loss.

Cash Flows from Investing Activities

We did not engage in any investing activities during the six months ended November 30, 2022 and November 30, 2021.

Cash Flows from Financing Activities

We did not engage in any financing activities during the six months ended November 30, 2022 and November 30, 2021.

Satisfaction of our Cash Obligations for the Next 12 Months

As of November 30, 2022, our balance of cash on hand was $1,013,322, and we had negative working capital of $1,778,796. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $763,322 and $890,382 in excess of FDIC insured limits at November 30, 2022 and May 31, 2022, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 under “Evaluation of Disclosure Controls and Procedures”.

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

WEWARDS, INC.

Date: January 13, 2023	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

