Form 10-Q
period 2023-02-28
WEWARDS, INC.
filed 2023-04-14
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2023

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

As of April 14, 2023, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2023	2022
	(Unaudited)
ASSETS

Current assets:
Cash	$956,643	$1,140,382
Prepaid expense	1,675	300
Total current assets	958,318	1,140,682

Right-of-use asset	—	130,608

Total assets	$958,318	$1,271,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$16,450	$15,100
Accrued interest, related parties	2,862,139	2,469,467
Current maturities of operating lease obligation, related party	—	130,608
Total current liabilities	2,878,589	2,615,175

Long term liabilities:
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	13,378,589	13,115,175

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(17,689,286)	(17,112,900)
Total stockholders' equity (deficit)	(12,420,271)	(11,843,885)

Total liabilities and stockholders' equity (deficit)	$958,318	$1,271,290

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Revenue, related party	$—	$—	$—	$—

Operating expenses:
General and administrative	734	727	2,114	2,191
Software development, related party	—	611,500	—	1,622,500
Rent expense	45,000	45,000	135,000	135,000
Professional fees	12,097	12,689	51,104	49,057
Total operating expenses	57,831	669,916	188,218	1,808,748

Operating loss	(57,831)	(669,916)	(188,218)	(1,808,748)

Other income (expense):
Interest expense, related party	(129,453)	(129,452)	(392,672)	(392,671)
Interest income	1,402	849	4,504	5,949
Total other income (expense)	(128,051)	(128,603)	(388,168)	(386,722)

Net loss	$(185,882)	$(798,519)	$(576,386)	$(2,195,470)

Net loss per share
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
Basic	107,483,450	107,483,450	107,483,450	107,483,450
Diluted	107,483,450	107,483,450	107,483,450	107,483,450

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended February 28, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, November 30, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,503,404)	$(12,234,389)

Net loss	—	—	—	—	—	(185,882)	(185,882)

Balance, February 28, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,689,286)	$(12,420,271)

	For the Three Months Ended February 28, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, November 30, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(16,126,056)	$(10,857,041)

Net loss	—	—	—	—	—	(798,519)	(798,519)

Balance, February 28, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(16,924,575)	$(11,655,560)

	For the Nine Months Ended February 28, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,112,900)	$(11,843,885)

Net loss	—	—	—	—	—	(576,386)	(576,386)

Balance, February 28, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,689,286)	$(12,420,271)

	For the Nine Months Ended February 28, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,729,105)	$(9,460,090)

Net loss	—	—	—	—	—	(2,195,470)	(2,195,470)

Balance, February 28, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(16,924,575)	$(11,655,560)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(576,386)	$(2,195,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(1,375)	(1,137)
Right-of-use asset	130,608	120,598
Increase (decrease) in liabilities:
Accounts payable	1,350	4,305
Accrued interest, related party	392,672	392,671
Operating lease obligation, related party	(130,608)	(120,598)
Net cash used in operating activities	(183,739)	(1,799,631)

NET CHANGE IN CASH	(183,739)	(1,799,631)
CASH AT BEGINNING OF PERIOD	1,140,382	2,999,798

CASH AT END OF PERIOD	$956,643	$1,200,167

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2023

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $706,643 and $890,382 in excess of FDIC insured limits at February 28, 2023and May 31, 2022, respectively. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments

Under Financial Accounting Standards Board “FASB”, Accounting Standards Codification (“ASC”) 820-10-05, the FASB establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2023

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2023

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

February 28, 2023

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

In March 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-02, amendments related to Troubled Debt Restructurings (“TDRs”) for all entities after they adopt 2016-13 and amendments related to vintage disclosures that affect public business entities with investments in financing receivables, under Financial Instruments-Credit Losses (Topic 326). The amendments in the accounting guidance for TDRs by creditors eliminates the recognition and measurement guidance for TDRs in Subtopic 310-40. The effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13. The amendments in this Update should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is currently evaluating the potential impact on adoption of this ASU on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has elected the early adoption of ASU 2020-06 as of June 1, 2021. The Company does not expect that the adoption of this standard will have a material impact on its financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

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

No other new accounting pronouncements, issued or effective during the period ended February 28, 2023, have had or are expected to have a significant impact on the Company’s financial statements.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $17,689,286 and had negative working capital of $1,920,271, and as of February 28, 2023, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

February 28, 2023

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 28, 2023 and May 31, 2022, respectively:

	Fair Value Measurements at February 28, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$956,643	$—	$—
Total assets	956,643	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$956,643	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$1,140,382	$—	$—
Total assets	1,140,382	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$1,140,382	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended February 28, 2023 or the year ended May 31, 2022.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2023

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at February 28, 2023 and May 31, 2022, respectively:

	February 28,	May 31,
	2023	2022

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned any controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of February 28 2023, there is $751,454 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2023, there is $2,110,685 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	$10,500,000	$10,500,000

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

The Company recognized $392,672 and $392,671 of interest expense for nine months ended February 28, 2023 and 2022, respectively.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES - LEASE

The Company leases its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease from Future Property Limited. The sublease provides for base monthly rent of $15,000. The Company is occupying the space for executive and administrative offices. Rent expense for both the nine months ended February 28, 2023 and 2022 was $135,000. The lease expired on February 28, 2023, and was amended to continue on a month-to-month basis at $15,000 per month.

The components of lease expense under ASC 842 were as follows:

For the Nine
Months Ended
February 28,
2023
Operating lease cost:
Amortization of assets	$10,608
Interest on lease liabilities	4,392
Total operating lease cost	$135,000

Supplemental cash flow and other information related to operating leases was as follows:

For the Nine
Months Ended
February 28,
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$135,000

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2023

(Unaudited)

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of February 28, 2023.

NOTE 8 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended February 28, 2023 and the year ended May 31, 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At February 28, 2023, the Company had approximately $8,844,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both February 28, 2023 and May 31, 2022.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

On March 1, 2023, the Company and Future Property Limited, amended its lease agreement. The terms of the amendment provide that the monthly lease payments continued at $15,000 per month on a month-to-month basis, with all other terms remaining substantially the same as the previous lease.

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the nine months ended February 28, 2023 or 2022.

Results of Operations for the Three Months Ended February 28, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended February 28, 2023 and 2022.

	Three Months Ended
	February 28,	February 28,	Increase /
	2023	2022	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	734	727	74
Software development, related party	—	611,500	(611,500)
Rent expense	45,000	45,000	—
Professional fees	12,097	12,689	(592)
Total operating expenses:	57,831	669,916	(612,085)

Operating loss	(57,831)	(669,916)	(612,085)

Total other income (expense)	(128,051)	(128,603)	(552)

Net loss	$(185,882)	$(798,519)	$(612,637)

Revenue, Related Party

We did not generate any revenues during the three months ended February 28, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2023 were $734, compared to $727 during the three months ended February 28, 2022, an increase of $74, or 1%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense increased during the current period due to increased office expenses.

Software Development, Related Party

Software development expenses for the three months ended February 28, 2023 were $-0-, compared to $611,500 during the three months ended February 28, 2022, a decrease of $611,500. The software development costs relate to improvements in the Megopoly game performed by Sandbx. Software development expense decreased during the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Rent Expense

Rent expense was $45,000 during both the three months ended February 28, 2023 and 2022.

Professional Fees

Professional fees for the three months ended February 28, 2023 were $12,097, compared to $12,689 during the three months ended February 28, 2022, a decrease of $592, or 5%. Professional fees decreased primarily due to more efficient financial reporting processes by professionals during the current period.

Operating Loss

Our operating loss for the three months ended February 28, 2023 was $57,831, compared to $669,916 during the three months ended February 28, 2022, a decrease of $612,085, or 91%. Our operating loss decreased primarily due to $611,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Other Income (Expense)

Other expense, on a net basis, for the three months ended February 28, 2023 was $128,051, compared to other expense, on a net basis, of $128,603 during the three months ended February 28, 2022, a decrease of $552, or less than 1%. Other expense consisted of $129,453 of interest expense on related party loans, as offset by $1,402 of interest income for the three months ended February 28, 2023. Other expense consisted of $129,452 of interest expense on related party loans, as offset by $849 of interest income for the three months ended February 28, 2022. Other expense, on a net basis, decreased primarily due to increased interest income on cash balances due to rising interest rates.

Net Loss

Net loss for the three months ended February 28, 2023 was $185,882, compared to $798,519 during the three months ended February 28, 2022, a decrease of $612,637, or 77%. The decreased net loss was due primarily to $611,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Results of Operations for the Nine Months Ended February 28, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the nine months ended February 28, 2023 and 2022.

	Nine Months Ended
	February 28,	February 28,	Increase /
	2023	2022	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	2,114	2,191	(77)
Software development, related party	—	1,622,500	(1,622,500)
Rent expense	135,000	135,000	—
Professional fees	51,104	49,057	2,047
Total operating expenses:	188,218	1,808,748	(1,620,530)

Operating loss	(188,218)	(1,808,748)	(1,620,530)

Total other income (expense)	(388,168)	(386,722)	1,446

Net loss	$(576,386)	$(2,195,470)	$(1,619,084)

Revenue, Related Party

We did not generate any revenues during the nine months ended February 28, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2023 were $2,114, compared to $2,191 during the nine months ended February 28, 2022, a decrease of $77, or 4%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office expenses.

Software Development, Related Party

Software development expenses for the nine months ended February 28, 2023 were $-0-, compared to $1,622,500 during the nine months ended February 28, 2022, a decrease of $1,622,500. The software development costs relate to improvements in the Megopoly game performed by Sandbx. Software development expense decreased during the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Rent Expense

Rent expense was $135,000 during both the nine months ended February 28, 2023 and 2022.

Professional Fees

Professional fees for the nine months ended February 28, 2023 were $51,104, compared to $49,057 during the nine months ended February 28, 2022, an increase of $2,047, or 4%. Professional fees increased primarily due to professional fees paid related to tax services during the current period.

Operating Loss

Our operating loss for the nine months ended February 28, 2023 was $188,218, compared to $1,808,748 during the nine months ended February 28, 2022, a decrease of $1,620,530, or 90%. Our operating loss decreased primarily due to $1,622,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended February 28, 2023 was $388,168, compared to other expense, on a net basis, of $386,722 during the nine months ended February 28, 2022, an increase of $1,446, or less than 1%. Other expense consisted of $392,672 of interest expense on related party loans, as offset by $4,504 of interest income for the nine months ended February 28, 2023. Other expense consisted of $392,671 of interest expense on related party loans, as offset by $5,949 of interest income for the nine months ended February 28, 2022. Other expense, on a net basis, increased primarily due to diminished interest income on cash balances.

Net Loss

Net loss for the nine months ended February 28, 2023 was $576,386, compared to $2,195,470 during the nine months ended February 28, 2022, a decrease of $1,619,084, or 74%. The decreased net loss was due primarily to $1,622,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the nine-month periods ended February 28, 2023 and 2022:

	February 28,	February 28,
	2023	2022
Operating Activities	$(183,739)	$(1,799,631)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(183,739)	$(1,799,631)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2023, net cash flows used in operating activities was $183,739. For the same period ended February 28, 2022, net cash flows used in operating activities was $1,799,631. The increase in cash used in operating activities is primarily attributable to our increased net loss.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine months ended February 28, 2023 and February 28, 2022.

Cash Flows from Financing Activities

We did not engage in any financing activities during the nine months ended February 28, 2023 and February 28, 2022.

Satisfaction of our Cash Obligations for the Next 12 Months

As of February 28, 2023, our balance of cash on hand was $956,643, and we had negative working capital of $1,920,271. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $706,643 and $890,382 in excess of FDIC insured limits at February 28, 2023 and May 31, 2022, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 under “Evaluation of Disclosure Controls and Procedures”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
3.2	Certificate of Amendment to Articles of Incorporation dated December 18, 2013 (incorporated by reference to Exhibit 3.1.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
10.1	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)
10.2	License Agreement between Wewards, Inc. and Sandbx Corp., dated as of April 20, 2020 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)
10.3	Lease Agreement between Wewards, Inc. and Future Property Limited, dated as of September 1, 2020 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on October 9, 2020)
10.4	Statement of Work Agreement between Wewards, Inc. and Sandbx Corp., dated as of January 4, 2021 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on January 14, 2021)
10.5	Lease Agreement between Wewards, Inc. and Future Property Limited, dated as of March 1, 2023
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWARDS, INC.

Date: April 14, 2023	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

