Form 10-K
period 2023-05-31
WEWARDS, INC.
filed 2023-08-29
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55957

WEWARDS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-1230099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2960 West Sahara Avenue, Las Vegas, Nevada 89102

 (Address of principal executive offices and zip code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of $2.20 per share as of November 30, 2022 was approximately $236,463,590.

As of August 30, 2023, there were 107,483,450 shares of registrant’s common stock outstanding.

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Company entered into an agreement in January of 2021 with Sandbx Corp., a company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties to the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy, to further develop the Megopoly game, under which the Company paid Sandbx Corp. monthly fees of $168,500, resulting in $1,622,500 of related party software development costs for the year ended May 31, 2022. The development agreement with Sandbx Corp. was terminated with the completion of Megopoly in December of 2021. The Company did not generate any revenue, or incur any software development costs, during our fiscal years ended May 31, 2023 or 2022, and is now actively seeking licensing arrangements to bring the game to market.

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

The term of our lease expired on February 28, 2023, and was amended to continue on a month-to-month basis at $15,000 per month. We have been informed by an independent real estate broker that the rent being charged by United is consistent with rents being charged by other landlords for commercial space in the area where the building is located.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock trade on a very limited basis on the over-the-counter market and are quoted on the OTCPink under the symbol “WEWA”. As of August 26, 2023, the closing price of our common stock on the OTCPink was $2.02.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCPink. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended May 31, 2023
First Quarter	$2.200	$0.025
Second Quarter	$2.200	$2.200
Third Quarter	$2.200	$2.020
Fourth Quarter	$2.020	$2.020

Fiscal Year Ended May 31, 2022
First Quarter	$0.025	$0.025
Second Quarter	$0.025	$0.025
Third Quarter	$0.025	$0.025
Fourth Quarter	$0.025	$0.025

As of August 26, 2023, there were approximately 75 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of August 26, 2023, there were 107,483,450 shares of common stock outstanding on record.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended May 31, 2023 and 2022. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

We entered into an agreement in January of 2021 with Sandbx Corp., a company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties to the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy, to further develop the Megopoly game, under which the Company paid Sandbx Corp. monthly fees of $168,500, resulting in $1,622,500 of related party software development costs for the year ended May 31, 2022. The development agreement with Sandbx Corp. was terminated with the completion of Megopoly in December of 2021. We did not generate any revenue, or incur any software development costs, during our fiscal years ended May 31, 2023 or 2022, and are now actively seeking licensing arrangements to bring the game to market.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $640,755 and $890,382 in excess of FDIC insured limits at May 31, 2023 and 2022, respectively. The Company has not experienced any losses in such accounts.

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

Results of Operations for the Years Ended May 31, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the years ended May 31, 2023 and 2022.

	Years Ended
	May 31,	May 31,	Increase /
	2023	2022	(Decrease)
Revenues, related party	$—	$—	$—

Operating expenses:
General and administrative	2,839	2,866	(27)
Software development, related party	—	1,622,500	(1,622,500)
Rent expense	180,000	180,000	—
Professional fees	62,492	59,943	2,549
Total operating expenses:	245,331	1,865,309	(1,619,978)

Operating loss	(245,331)	(1,865,309)	(1,619,978)

Total other income	(515,359)	(518,486)	(3,127)

Net loss	$(760,690)	$(2,383,795)	$(1,623,105)

Revenues, Related Party

We did not generate any revenues during our fiscal years ended May 31, 2023 or 2022. We are not currently engaged in revenue producing activities.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2023 were $2,839, compared to $2,866 during the year ended May 31, 2022, a decrease of $27, or 1%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased during the current period due to decreased office supplies.

Software Development, Related Party

There were no software development expenses for the year ended May 31, 2023, compared to the $1,622,500 of expenses incurred during the year ended May 31, 2022. The software development costs relate to improvements in the Megopoly game performed by Sandbx. The decrease was due to work performed to enhance the Company’s Megopoly game in the prior year that was not carried out in the current year, as the development agreement with Sandbx Corp. was terminated in December of 2021.

Rent Expense

Rent expense was $180,000 during both years ended May 31, 2023 and 2022. Rent expense consisted of subleased office space under a lease that terminated on February 28, 2023, and was amended to continue on a month-to-month basis, thereafter.

Professional Fees

Professional fees for the year ended May 31, 2023 were $62,492, compared to $59,943 during the year ended May 31, 2022, an increase of $2,549, or 4%. Professional fees increased primarily due to increased legal and accounting professionals incurred during the current period.

Operating Loss

Our operating loss for the year ended May 31, 2023 was $245,331, compared to $1,865,309 during the year ended May 31, 2022, a decrease of $1,619,978, or 87%. Our operating loss decreased primarily due to $1,622,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Other Income (Expense)

Other expense, on a net basis, for the year ended May 31, 2023 was $515,359, compared to other expense, on a net basis, of $518,486 during the year ended May 31, 2022, a decrease of $3,127, or 1%. Other expense consisted of $525,000 of interest expense on related party loans, as offset by $9,641 of interest income for the year ended May 31, 2023. Other expense consisted of $525,000 of interest expense on related party loans, as offset by $6,514 of interest income for the year ended May 31, 2022. Other expense, on a net basis, decreased primarily due to improved interest rates that resulted in $3,127 of additional interest income on cash balances in the current period that reduced our total other expense, on a net basis.

Net Loss

Net loss for the year ended May 31, 2023 was $760,690, compared to $2,838,795 during the year ended May 31, 2022, a decrease of $1,623,105, or 68%. The decreased net loss was due primarily to $1,622,500 of software development fees incurred during the comparative period that was not present in the current period due to the termination of the development agreement with Sandbx Corp. in December of 2021.

Liquidity and Capital Resources

As of May 31, 2023, the Company had current assets of $889,992, comprised almost entirely of cash. The Company's current liabilities as of May 31, 2023 were $5,494,567, consisting of $100 of accounts payable, $2,994,467 of accrued interest and $2,500,000 of current maturities of related party convertible debts.

The following table summarizes our total current assets, liabilities and working capital at May 31, 2023 and 2022.

	May 31,
	2023	2022
Current Assets	$889,992	$1,140,682

Current Liabilities	$5,494,567	$2,615,175

Working Capital	$(4,604,575)	$(1,474,493)

The following table summarizes our cash flows during the years ended May 31, 2023 and 2022, respectively.

	Years Ended
	May 31,
	2023	2022
Net cash used in operating activities	$(250,977)	$(1,859,416)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—

Net change in cash	$(250,977)	$(1,859,416)

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. During the year ended May 31, 2023, net cash flows used in operating activities was $250,977. For the year ended May 31, 2022, net cash flows used in operating activities was $1,859,416. The decrease in cash used in operating activities is primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

During the years ended May 31, 2023 and 2022, we did not use any cash in investing activities.

Net Cash Used in Financing Activities

During the years ended May 31, 2023 and 2022, we did not use any cash in financing activities.

Satisfaction of our Cash Obligations for the Next 12 Months

As of May 31, 2023, our balance of cash on hand was $889,405, and we had negative working capital of $4,604,575. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

WEWARDS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wewards, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wewards, Inc. (“the Company”) as of May 31, 2023 and 2022, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

August 31, 2023

WEWARDS, INC.

BALANCE SHEETS

	May 31,	May 31,
	2023	2022
ASSETS

Current assets:
Cash	$889,405	$1,140,382
Prepaid expense	587	300
Total current assets	889,992	1,140,682

Right-of-use asset	—	130,608

Total assets	$889,992	$1,271,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$100	$15,100
Accrued interest, related parties	2,994,467	2,469,467
Current maturities of convertible notes payable, related party	2,500,000	—
Current maturities of operating lease obligation, related party	—	130,608
Total current liabilities	5,494,567	2,615,175

Long term liabilities:
Convertible notes payable, related party, net of current maturities	8,000,000	10,500,000

Total liabilities	13,494,567	13,115,175

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(17,873,590)	(17,112,900)
Total stockholders' equity (deficit)	(12,604,575)	(11,843,885)

Total liabilities and stockholders' equity (deficit)	$889,992	$1,271,290

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,
	2023	2022

Revenue, related party	$—	$—

Operating expenses:
General and administrative	2,839	2,866
Software development, related party	—	1,622,500
Rent expense	180,000	180,000
Professional fees	62,492	59,943
Total operating expenses	245,331	1,865,309

Operating loss	(245,331)	(1,865,309)

Other income (expense):
Interest expense, related party	(525,000)	(525,000)
Interest income	9,641	6,514
Total other income (expense)	(515,359)	(518,486)

Net loss	$(760,690)	$(2,383,795)

Weighted average number of common shares outstanding
Basic	107,483,450	107,483,450
Diluted	107,483,450	107,483,450

Net loss per share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2021	—	$—	107,483,450	$107,483	$5,161,532	$(14,729,105)	$(9,460,090)

Net loss for the year ended May 31, 2022	—	—	—	—	—	(2,383,795)	(2,383,795)

Balance, May 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,112,900)	$(11,843,885)

Net loss for the year ended May 31, 2023	—	—	—	—	—	(760,690)	(760,690)

Balance, May 31, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,873,590)	$(12,604,575)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(760,690)	$(2,383,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(287)	(51)
Right-of-use asset	130,608	162,427
Increase (decrease) in liabilities:
Accounts payable	(15,000)	(570)
Accrued interest, related party	525,000	525,000
Operating lease obligation, related party	(130,608)	(162,427)
Net cash used in operating activities	(250,977)	(1,859,416)

NET CHANGE IN CASH	(250,977)	(1,859,416)
CASH AT BEGINNING OF PERIOD	1,140,382	2,999,798

CASH AT END OF PERIOD	$889,405	$1,140,382

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company entered into an agreement in January of 2021 with Sandbx Corp., a separate company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties to the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy to further develop the Megopoly game, under which the Company paid Sandbx Corp. monthly fees of $168,500, resulting in $1,622,500 of related party software development costs for the year ended May 31, 2022. The development agreement with Sandbx Corp. was terminated with the completion of Megopoly in December of 2021. The Company did not generate any revenue, or incur any software development costs, during our fiscal years ended May 31, 2023 or 2022, and is now actively seeking licensing arrangements to bring the game to market.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $640,755 and $890,382 in excess of FDIC insured limits at May 31, 2023 and 2022, respectively. The Company has not experienced any losses in such accounts.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In July 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a material impact on our financial statements.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $17,873,590 and had negative working capital of $4,604,575, and as of May 31, 2023, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Research and Development, Related Party

On January 4, 2021, the Company entered into a Statement of Work with Sandbx Corp., a related party, pursuant to which Sandbx has been engaged to provide software development and related services to further develop and improve Megopoly, the Company’s online MMO Game, at a rate of $50 per hour of service. The Company paid Sandbox $1,622,500 for services provided under this Statement of Work during the year ended May 31, 2022. The development agreement with Sandbx Corp. was terminated in December of 2021.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of May 31, 2023 and 2022, respectively:

	Fair Value Measurements at May 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$889,405	$—	$—
Total assets	889,405	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
Total	$889,405	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$1,140,382	$—	$—
Total assets	1,140,382	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
Total	$1,140,382	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended May 31, 2023 and 2022.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at May 31, 2023 and 2022, respectively:

	May 31,	May 31,
	2023	2022

On February 26, 2017, Sky Rover, which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 28, 2024 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of May 31, 2023, there is $782,960 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2024 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2023, there is $2,211,507 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	2,500,000	—
Convertible notes payable, related party, less current portion	$8,000,000	$10,500,000

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

The Company recognized $525,000 of interest expense on related party convertible notes for each of the years ended May 31, 2023 and 2022.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES - LEASE

The Company leases its current corporate headquarters at 2960 West Sahara Avenue, Las Vegas, NV 89102, under a five-year sublease from Future Property Limited. The sublease provides for base monthly rent of $15,000. The Company is occupying the space for executive and administrative offices. The lease expired on February 28, 2023, and was amended to continue on a month-to-month basis at $15,000 per month. Rent expense for each of the years ended May 31, 2023 and 2022 was $180,000. The Company has accounted for the lease, as follows:

The components of lease expense were as follows:

	For the Years Ended
	May 31,
	2023	2022
Operating lease cost:
Amortization of right-of-use assets	$130,608	$162,427
Interest on lease liabilities	4,392	17,573
Lease payments on short term leases	45,000	—
Total operating lease cost	$180,000	$180,000

Supplemental balance sheet information related to leases was as follows:

	May 31,	May 31,
	2023	2022
Operating lease:
Operating lease assets	$—	$130,608

Current portion of operating lease liabilities	$—	$130,608
Noncurrent operating lease liabilities	—	—
Total operating lease liability	$—	$130,608

Weighted average remaining lease term:
Operating leases	None	0.75 years

Weighted average discount rate:
Operating lease	8.00%	8.00%

Supplemental cash flow and other information related to operating leases was as follows:

	For the Years Ended
	May 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$130,608	$162,427

Rent expense was $180,000 and $180,000 for the years ended May 31, 2023 and 2022, respectively.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of May 31, 2023.

NOTE 8 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended May 31, 2023 and 2022, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At May 31, 2023, the Company had approximately $8,900,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The effective income tax rate for the years ended May 31, 2023 and 2022 consisted of the following:

	May 31,
	2023	2022
Federal statutory income tax rate	21%	21%
State income taxes	—%	—%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	—	—

The components of the Company’s deferred tax asset are as follows:

	May 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$1,869,000	$1,818,600

Net deferred tax assets before valuation allowance	$1,869,000	$1,818,600
Less: Valuation allowance	(1,869,000)	(1,818,600)
Net deferred tax assets	$—	$—

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at May 31, 2023 and 2022, respectively.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2023 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have determined that there were control deficiencies that constituted material weaknesses, as described below:

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’ s view that such a committee, including a financial expert member, is an important entity level control over the Company’s financial statements. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2023, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

3.	Lack of segregation of duties – We have no employees other than our CEO and CFO, who are one and the same person. Therefore, all accounting information is currently reviewed only by one person.

4.	Related parties – The Company has no formal process related to the identification and approval of related party transactions.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information on our sole director and executive officer.

Name	Age	Position
Lei Pei	45	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole Director

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

Director Nominations

As of May 31, 2023, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended May 31, 2023 were filed timely.

ITEM 11.  EXECUTIVE COMPENSATION.

Officer Compensation

We did not pay or accrue any compensation during the fiscal years ended May 31, 2023 and 2022 to Mr. Pei, who was our only executive officer during the fiscal year ended May 31, 2023.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 15, 2023, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Wewards, Inc., 2960 West Sahara Avenue, Las Vegas, Nevada 89102:

	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Lei Pei, CEO(3)	101,353,450	94.3%	-	-
Directors and Officers as a Group (1 person)	101,353,450	94.3%	-	-

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock owned by such person.
(2)	Percentage of beneficial ownership is based upon 107,483,450 shares of Common Stock outstanding as of August 15, 2023. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of August 15, 2023, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3)	Includes 30,406,035 shares owned by the LFA Irrevocable Trust DTD 7/31/18 for the benefit of Mr. Lei Pei’s children, for which Mr. Pei’s wife, Mrs. Chenfang Wang, is the sole trustee, and 30,406,035 shares owned by the LFC Irrevocable Trust DTD 7/31/18 for the benefit of Mr. Lei Pei’s children, for which Mr. Pei’s wife, Mrs. Chenfang Wang, is the sole trustee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Mr. Lei Pei is our only director. Mr. Pei is not “independent” in accordance with the NASDAQ Global Market’s requirements. However, as our common stock is currently quoted on the OTCPink, we are not currently subject to corporate governance standards of listed companies.

Convertible Promissory Notes

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on February 28, 2022 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of May 31, 2023, there is $782,960 of accrued interest due on this loan.

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on November 20, 2022 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2023, there is $2,211,507 of accrued interest on this loan.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended May 31, 2023 and 2022. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended May 31,
	2023	2022
Audit fees:(1)
M&K CPAS, PLLC	$27,250	$24,500
Prager Metis CPA’s LLC	—	—
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$27,250	$24,500

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 8.03 of the Form 8-K filed with the Securities and Exchange Commission by Wewards, Inc. on March 1, 2017)
3.2	Certificate of Amendment to Articles of Incorporation dated January 18, 2018 (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2022)
10.1	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)
10.2	License Agreement between Wewards, Inc. and Sandbx Corp., dated as of April 20, 2020 (incorporated by reference to Exhibit 10.2 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)
10.3	Lease Agreement between Wewards, Inc. and Future Property Limited, dated as of September 1, 2020 (incorporated by reference to Exhibit 10.3 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on October 9, 2020)
10.4	Statement of Work Agreement between Wewards, Inc. and Sandbx Corp., dated as of January 4, 2021 (incorporated by reference to Exhibit 10.4 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on January 14, 2021)
10.5	Lease Agreement between Wewards, Inc. and Future Property Limited, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on April 14, 2023)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEWARDS, INC.
(Registrant)

By:	/s/ Lei Pei
Lei Pei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated:	August 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Pei	Chief Executive Officer and Chief Financial Officer	August 29, 2023
Lei Pei	(Principal Executive Officer and Principal Financial Officer)

