Form 10-Q
period 2023-08-31
WEWARDS, INC.
filed 2023-10-13
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2023

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

Large accelerated filer ☐ Non-accelerated filer ☑ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of October 12, 2023, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2023	2023
ASSETS	(Unaudited)

Current assets:
Cash	$810,313	$889,405
Prepaid expense	15,075	587
Total current assets	825,388	889,992

Total assets	$825,388	$889,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$4,000	$100
Accrued interest, related parties	3,126,796	2,994,467
Current maturities of convertible notes payable, related party	2,500,000	2,500,000
Total current liabilities	5,630,796	5,494,567

Long term liabilities:
Convertible notes payable, related party, net of current maturities	8,000,000	8,000,000

Total liabilities	13,630,796	13,494,567

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(18,074,423)	(17,873,590)
Total stockholders' equity (deficit)	(12,805,408)	(12,604,575)

Total liabilities and stockholders' equity (deficit)	$825,388	$889,992

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,
	2023	2022

Revenue, related party	$—	$—

Operating expenses:
General and administrative	765	718
Rent expense	45,000	45,000
Professional fees	28,787	28,670
Total operating expenses	74,552	74,388

Operating loss	(74,552)	(74,388)

Other income (expense):
Interest expense, related party	(132,329)	(132,329)
Interest income	6,048	1,615
Total other income (expense)	(126,281)	(130,714)

Net loss	$(200,833)	$(205,102)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended August 31, 2023
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,873,590)	$(12,604,575)

Net loss for the three months ended August 31, 2023	—	—	—	—	—	(200,833)	(200,833)

Balance, August 31, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(18,074,423)	$(12,805,408)

	For the Three Months Ended August 31, 2022
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,112,900)	$(11,843,885)

Net loss for the three months ended August 31, 2022	—	—	—	—	—	(205,102)	(205,102)

Balance, August 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,318,002)	$(12,048,987)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(200,833)	$(205,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(14,488)	(624)
Right-of-use asset	—	42,671
Increase (decrease) in liabilities:
Accounts payable	3,900	(9,893)
Accrued interest, related party	132,329	132,329
Operating lease obligation, related party	—	(42,671)
Net cash used in operating activities	(79,092)	(83,290)

NET CHANGE IN CASH	(79,092)	(83,290)
CASH AT BEGINNING OF PERIOD	889,405	1,140,382

CASH AT END OF PERIOD	$810,313	$1,057,092

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2023

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

The Company has developed, and is the owner of a web-based platform, accessible by mobile apps (the “Platform”) that will enable consumers to purchase goods from merchants and earn rebates payable in the form of Bitcoin. The Platform provides an innovative Bitcoin rewards ecosystem. It is designed to transform traditional concepts of commerce into a cooperative society where both merchants and consumers are collaborating, utilizing Bitcoin to reward consumers. The ecosystem provides consumers with rewards each time they complete a challenge defined by a merchant. This is intended to make the ecommerce process beneficial to all market participants, and to help distribute commercial wealth among and between the merchants and consumers. The Company intends to generate revenue by licensing “white-label” versions of the Platform to third parties.

The Company did not generate any revenue, or incur any software development costs, during the three months ended August 31, 2023 or the fiscal year ended May 31, 2023, and is now actively seeking licensing arrangements to bring the game to market.

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Financial Statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2023. The interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $560,313 and $640,755 in excess of FDIC insured limits at August 31, 2023 and May 31, 2023, respectively. The Company has not experienced any losses in such accounts.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS August 31, 2023 (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS August 31, 2023 (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS August 31, 2023 (Unaudited)

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS August 31, 2023 (Unaudited)

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $18,074,423 and had negative working capital of $4,805,408, and as of August 31, 2023, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS August 31, 2023 (Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of August 31, 2023 and May 31, 2023, respectively:

	Fair Value Measurements at August 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$810,313	$—	$—
Total assets	810,313	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
Total	$810,313	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$889,405	$—	$—
Total assets	889,405	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
Total	$889,405	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended August 31, 2023 or the year ended May 31, 2023.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS August 31, 2023 (Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at August 31, 2023 and May 31, 2023, respectively:

	August 31,	May 31,
	2023	2023

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned any controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of August 31, 2023, there is $814,467 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of August 31, 2023, there is $2,312,329 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	2,500,000	2,500,000
Convertible notes payable, related party, less current portion	$8,000,000	$8,000,000

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

The Company recognized $132,329 of interest expense for each of the three months ended August 31, 2023 and 2022.

NOTE 6 – CHANGES IN STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of August 31, 2023.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS August 31, 2023 (Unaudited)

NOTE 7 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the three months ended August 31, 2023 and the year ended May 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At August 31, 2023, the Company had approximately $9,000,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both August 31, 2023 and May 31, 2023.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended May 31, 2023 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended May 31, 2023 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the three months ended August 31, 2023 or 2022.

Results of Operations for the Three Months Ended August 31, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended August 31, 2023 and 2022.

	Three Months Ended
	August 31,	August 31,	Increase /
	2023	2022	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	765	718	47
Rent expense	45,000	45,000	—
Professional fees	28,787	28,670	117
Total operating expenses:	74,552	74,388	164

Operating loss	(74,552)	(74,388)	164

Total other income (expense)	$(126,281)	$(130,714)	$(4,433)

Revenue, Related Party

We did not generate any revenues during the three months ended August 31, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2023 were $765, compared to $718 during the three months ended August 31, 2022, an increase of $47, or 7%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense increased during the current period due to increased office expenses.

Rent Expense

Rent expense was $45,000 during both the three months ended August 31, 2023 and 2022.

Professional Fees

Professional fees for the three months ended August 31, 2023 were $28,787, compared to $28,670 during the three months ended August 31, 2022, an increase of $117. Professional fees increased less than one percent during the current period.

Operating Loss

Our operating loss for the three months ended August 31, 2023 was $74,552, compared to $74,388 during the three months ended August 31, 2022, an increase of $164. Our operating loss increased less than one percent during the current period.

Other Income (Expense)

Other expense, on a net basis, for the three months ended August 31, 2023 was $126,281, compared to other expense, on a net basis, of $130,714 during the three months ended August 31, 2022, a decrease of $4,433, or 3%. Other expense consisted of $132,329 of interest expense on related party loans, as offset by $6,048 of interest income for the three months ended August 31, 2023. Other expense consisted of $132,329 of interest expense on related party loans, as offset by $1,615 of interest income for the three months ended August 31, 2022. Other expense, on a net basis, decreased primarily due to increased interest income on cash balances due to rising interest rates.

Net Loss

Net loss for the three months ended August 31, 2023 was $200,833, compared to $205,102 during the three months ended August 31, 2022, a decrease of $4,269, or 2%. The decreased net loss was due primarily to increased interest income on cash balances due to rising interest rates.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the three-month periods ended August 31, 2023 and 2022:

	August 31,	August 31,
	2023	2022
Operating Activities	$(79,092)	$(83,290)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(79,092)	$(83,290)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2023, net cash flows used in operating activities was $79,092. For the same period ended August 31, 2022, net cash flows used in operating activities was $83,290. The decrease in cash used in operating activities is primarily attributable to our decreased net loss due primarily to increased interest income on cash balances due to rising interest rates.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three months ended August 31, 2023 and 2022.

Cash Flows from Financing Activities

We did not engage in any financing activities during the three months ended August 31, 2023 and 2022.

Satisfaction of our Cash Obligations for the Next 12 Months

As of August 31, 2023, our balance of cash on hand was $810,313, and we had negative working capital of $4,805,408. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $560,313 and $640,755 in excess of FDIC insured limits at August 31, 2023 and May 31, 2023, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 under “Evaluation of Disclosure Controls and Procedures”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Wewards, Inc. on March 1, 2017)
3.2	Certificate of Amendment to Articles of Incorporation dated January 18, 2018 (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
10.1	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)
10.2	Lease Agreement between Wewards, Inc. and Future Property Limited, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on April 14, 2023)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWARDS, INC.

Date: October 13, 2023	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

