Form 10-Q
period 2023-11-30
WEWARDS, INC.
filed 2024-01-16
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission file number: 000-55957

WEWARDS, INC.

(Exact name of registrant as specified in its Charter)

Nevada	33-1230099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3305 Spring Mountain Rd Ste 104 Las Vegas, NV	89102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 702-944-5599

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of January 12, 2024, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	November 30,	May 31,
	2023	2023
ASSETS	(Unaudited)

Current assets:
Cash	$780,173	$889,405
Prepaid expense	2,475	587
Total current assets	782,648	889,992

Total assets	$782,648	$889,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$100	$100
Accrued interest, related parties	3,257,686	2,994,467
Current maturities of convertible notes payable, related party	10,500,000	2,500,000
Total current liabilities	13,757,786	5,494,567

Long term liabilities:
Convertible notes payable, related party, net of current maturities	—	8,000,000

Total liabilities	13,757,786	13,494,567

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(18,244,153)	(17,873,590)
Total stockholders' equity (deficit)	(12,975,138)	(12,604,575)

Total liabilities and stockholders' equity (deficit)	$782,648	$889,992

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022

Revenue, related party	$—	$—	$—	$—

Operating expenses:
General and administrative	2,782	662	3,547	1,380
Rent expense	30,000	45,000	75,000	90,000
Professional fees	10,850	10,337	39,637	39,007
Total operating expenses	43,632	55,999	118,184	130,387

Operating loss	(43,632)	(55,999)	(118,184)	(130,387)

Other income (expense):
Interest expense, related party	(130,890)	(130,890)	(263,219)	(263,219)
Interest income	4,792	1,487	10,840	3,102
Total other income (expense)	(126,098)	(129,403)	(252,379)	(260,117)

Net loss	$(169,730)	$(185,402)	$(370,563)	$(390,504)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	107,483,450	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended November 30, 2023
							Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, August 31, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(18,074,423)	$(12,805,408)

Net loss for the three months ended November 30, 2023	—	—	—	—	—	(169,730)	(169,730)

Balance, November 30, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(18,244,153)	$(12,975,138)

	For the Three Months Ended November 30, 2022
							Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, August 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,318,002)	$(12,048,987)

Net loss for the three months ended November 30, 2022	—	—	—	—	—	(185,402)	(185,402)

Balance, November 30, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,503,404)	$(12,234,389)

	For the Six Months Ended November 30, 2023
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,873,590)	$(12,604,575)

Net loss for the six months ended November 30, 2023	—	—	—	—	—	(370,563)	(370,563)

Balance, November 30, 203	—	$—	107,483,450	$107,483	$5,161,532	$(18,244,153)	$(12,975,138)

	For the Six Months Ended November 30, 2022
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,112,900)	$(11,843,885)

Net loss for the six months ended November 30, 2022	—	—	—	—	—	(390,504)	(390,504)

Balance, November 30, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,503,404)	$(12,234,389)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(370,563)	$(390,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(1,888)	(450)
Right-of-use asset	—	86,201
Increase (decrease) in liabilities:
Accounts payable	—	675
Accrued interest, related party	263,219	263,219
Operating lease obligation, related party	—	(86,201)
Net cash used in operating activities	(109,232)	(127,060)

NET CHANGE IN CASH	(109,232)	(127,060)
CASH AT BEGINNING OF PERIOD	889,405	1,140,382

CASH AT END OF PERIOD	$780,173	$1,013,322

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2023

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

The Company did not generate any revenue, or incur any software development costs, during the six months ended November 30, 2023 or the fiscal year ended May 31, 2023, and is now actively seeking licensing arrangements to bring the game to market.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $530,173 and $640,755 in excess of FDIC insured limits at November 30, 2023 and May 31, 2023, respectively. The Company has not experienced any losses in such accounts.

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

November 30, 2023

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

November 30, 2023

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

November 30, 2023

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $18,244,153 and had negative working capital of $12,975,138, and as of November 30, 2023, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of November 30, 2023 and May 31, 2023, respectively:

	Fair Value Measurements at November 30, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$780,173	$—	$—
Total assets	780,173	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$780,173	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$889,405	$—	$—
Total assets	889,405	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$889,405	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended November 30, 2023 or the year ended May 31, 2023.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at November 30, 2023 and May 31, 2023, respectively:

	November 30,	May 31,
	2023	2023

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned any controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of November 30, 2023, there is $845,631 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of November 30, 2023, there is $2,412,055 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	10,500,000	2,500,000
Convertible notes payable, related party, less current portion	$—	$8,000,000

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

The Company recognized $263,219 of interest expense for each of the six months ended November 30, 2023 and 2022.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of November 30, 2023.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2023

(Unaudited)

NOTE 7 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the six months ended November 30, 2023 and the year ended May 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At November 30, 2023, the Company had approximately $9,000,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both November 30, 2023 and May 31, 2023.

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the six months ended November 30, 2023 or 2022.

The Company terminated its office lease effective October 31, 2023.

Results of Operations for the Three Months Ended November 30, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the three months ended November 30, 2023 and 2022.

	Three Months Ended
	November 30,	November 30,	Increase /
	2023	2022	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	2,782	662	2,120
Rent expense	30,000	45,000	(15,000)
Professional fees	10,850	10,337	513
Total operating expenses:	43,632	55,999	(12,367)

Operating loss	(43,632)	(55,999)	(12,367)

Total other income (expense)	(126,098)	(129,403)	(3,305)

Net loss	$(169,730)	$(185,402)	$(15,672)

Revenue, Related Party

We did not generate any revenues during the three months ended November 30, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2023 were $765, compared to $718 during the three months ended November 30, 2022, an increase of $47, or 7%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense increased during the current period due to increased office expenses.

Rent Expense

Rent expense was $30,000 for the three months ended November 30, 2023, compared to $45,000 during the three months ended November 30, 2022, a decrease of $15,000, or 33%. Rent expense decreased due to the termination of our lease as effective October 31, 2023.

Professional Fees

Professional fees for the three months ended November 30, 2023 were $10,850, compared to $10,337 during the three months ended November 30, 2022, an increase of $513, or 33%.

Operating Loss

Our operating loss for the three months ended November 30, 2023 was $43,632, compared to $55,999 during the three months ended November 30, 2022, a decrease of $12,367, or 22%. Our operating loss decreased primarily due to the termination of our lease on October 31, 2023.

Other Income (Expense)

Other expense, on a net basis, for the three months ended November 30, 2023 was $126,098, compared to other expense, on a net basis, of $129,403 during the three months ended November 30, 2022, a decrease of $3,305, or 3%. Other expense consisted of $130,890 of interest expense on related party loans, as offset by $4,792 of interest income for the three months ended November 30, 2023. Other expense consisted of $130,890 of interest expense on related party loans, as offset by $1,487 of interest income for the three months ended November 30, 2022. Other expense, on a net basis, decreased primarily due to increased interest income on cash balances due to rising interest rates.

Net Loss

Net loss for the three months ended November 30, 2023 was $169,730, compared to $185,402 during the three months ended November 30, 2022, a decrease of $15,672, or 8%. The decreased net loss was due primarily to $15,000 of decreased rent expense related to the termination of our lease on October 31, 2023, and increased interest income on cash balances due to rising interest rates.

Results of Operations for the Six Months Ended November 30, 2023 and 2022:

The following table summarizes selected items from the statement of operations for the six months ended November 30, 2023 and 2022.

	Six Months Ended
	November 30,	November 30,	Increase /
	2023	2022	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	3,547	1,380	2,167
Rent expense	75,000	90,000	(15,000)
Professional fees	39,637	39,007	630
Total operating expenses:	118,184	130,387	(12,203)

Operating loss	(118,184)	(130,387)	12,203)

Total other income (expense)	(252,379)	(260,117)	7,738

Net loss	$(370,563)	$(390,504)	$(19,941)

Revenue, Related Party

We did not generate any revenues during the six months ended November 30, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2023 were $3,547, compared to $1,380 during the six months ended November 30, 2022, an increase of $2,167, or 157%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense increased during the current period due to increased license and public company filing expenses.

Rent Expense

Rent expense was $75,000 for the six months ended November 30, 2023, compared to $90,000 during the six months ended November 30, 2022, a decrease of $15,000, or 17%. Rent expense decreased due to the termination of our lease as effective October 31, 2023.

Professional Fees

Professional fees for the six months ended November 30, 2023 were $39,637, compared to $39,007 during the six months ended November 30, 2022, an increase of $630, or 2%. Professional fees increased primarily due to professional fees paid related to tax services during the current period.

Operating Loss

Our operating loss for the six months ended November 30, 2023 was $118,184, compared to $130,387 during the six months ended November 30, 2022, a decrease of $12,203, or 9%. Our operating loss decreased primarily due to the termination of our lease on October 31, 2023.

Other Income (Expense)

Other expense, on a net basis, for the six months ended November 30, 2023 was $252,379, compared to other expense, on a net basis, of $260,117 during the six months ended November 30, 2022, a decrease of $7,738, or 3%. Other expense consisted of $263,219 of interest expense on related party loans, as offset by $10,840 of interest income for the six months ended November 30, 2023. Other expense consisted of $263,219 of interest expense on related party loans, as offset by $3,102 of interest income for the six months ended November 30, 2022. Other expense, on a net basis, decreased primarily due to increased interest income on cash balances due to rising interest rates.

Net Loss

Net loss for the six months ended November 30, 2023 was $370,563, compared to $390,504 during the six months ended November 30, 2022, a decrease of $19,941, or 5%. The decreased net loss was due primarily to $15,000 of decreased rent expense related to the termination of our lease on October 31, 2023, and increased interest income on cash balances due to rising interest rates.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the six-month periods ended November 30, 2023 and 2022:

	November 30,	November 30,
	2023	2022
Operating Activities	$(109,232)	$(127,060)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(109,232)	$(127,060)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended November 30, 2023, net cash flows used in operating activities was $109,232. For the same period ended November 30, 2022, net cash flows used in operating activities was $127,060. The decrease in cash used in operating activities is primarily attributable to our decreased net loss due primarily to increased interest income on cash balances due to rising interest rates.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three months ended November 30, 2023 and 2022.

Cash Flows from Financing Activities

We did not engage in any financing activities during the three months ended November 30, 2023 and 2022.

Satisfaction of our Cash Obligations for the Next 12 Months

As of November 30, 2023, our balance of cash on hand was $780,173, and we had negative working capital of $12,975,138. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $530,173 and $640,755 in excess of FDIC insured limits at November 30, 2023 and May 31, 2023, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 under “Evaluation of Disclosure Controls and Procedures”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K-1 filed with the Securities and Exchange Commission by Wewards, Inc. on March 1, 2017)
3.2	Certificate of Amendment to Articles of Incorporation dated January 18, 2018 (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by Wewards, Inc. on August 8, 2014)
10.1	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020
10.2	Lease Agreement between Wewards, Inc. and Future Property Limited, dated as of March 1, 2023 (incorporated by reference to Exhibit 10.5 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on April 14, 2023)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWARDS, INC.

Date: January 16, 2024	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

