Form 10-Q
period 2024-02-29
WEWARDS, INC.
filed 2024-04-12
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 29, 2024

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

As of April 12, 2024, the registrant had 107,483,450 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
		No.
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	2
	Condensed Balance Sheets as of February 29, 2024 (Unaudited) and May 31, 2023	2
	Condensed Statements of Operations for the Three and Nine Months Ended February 29, 2024 and February 28, 2023 (Unaudited)	3
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended February 29, 2024 and February 28, 2023 (Unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended February 29, 2024 and February 28, 2023 (Unaudited)	5
	Notes to the Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM 4.	CONTROLS AND PROCEDURES	20
PART II - OTHER INFORMATION		21
ITEM 1.	Legal Proceedings	21
ITEM 1A.	RISK FACTORS	21
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21
ITEM 4.	MINE SAFETY DISCLOSURES	21
ITEM 5.	OTHER INFORMATION	21
ITEM 6.	EXHIBITS	21
	SIGNATURES	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	February 29,	May 31,
	2024	2023
ASSETS	(Unaudited)

Current assets:
Cash	$771,376	$889,405
Prepaid expense	1,649	587
Total current assets	773,025	889,992

Total assets	$773,025	$889,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$100	$100
Accrued interest, related parties	3,388,577	2,994,467
Current maturities of convertible notes payable, related party	10,500,000	2,500,000
Total current liabilities	13,888,677	5,494,567

Long term liabilities:
Convertible notes payable, related party, net of current maturities	—	8,000,000

Total liabilities	13,888,677	13,494,567

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(18,384,667)	(17,873,590)
Total stockholders' equity (deficit)	(13,115,652)	(12,604,575)

Total liabilities and stockholders' equity (deficit)	$773,025	$889,992

See accompanying notes to financial statements.

WEWARDS, INC.

 CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023

Revenue, related party	$—	$—	$—	$—

Operating expenses:
General and administrative	3,144	734	6,691	2,114
Rent expense	38	45,000	75,038	135,000
Professional fees	11,250	12,097	50,887	51,104
Total operating expenses	14,432	57,831	132,616	188,218

Operating loss	(14,432)	(57,831)	(132,616)	(188,218)

Other income (expense):
Interest expense, related party	(130,891)	(129,453)	(394,110)	(392,672)
Interest income	4,809	1,402	15,649	4,504
Total other income (expense)	(126,082)	(128,051)	(378,461)	(388,168)

Net loss	$(140,514)	$(185,882)	$(511,077)	$(576,386)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	107,483,450	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended February 29, 2024
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(18,244,153)	$(12,975,138)

Net loss for the three months ended February 29, 2024	—	—	—	—	—	(140,514)	(140,514)

Balance, February 29, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,384,667)	$(13,115,652)

	For the Three Months Ended February 29, 2023
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,503,404)	$(12,234,389)

Net loss for the three months ended February 28, 2023	—	—	—	—	—	(185,882)	(185,882)

Balance, February 28, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,689,286)	$(12,420,271)

	For the Nine Months Ended February 29, 2024
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,873,590)	$(12,604,575)

Net loss for the nine months ended February 29, 2024	—	—	—	—	—	(511,077)	(511,077)

Balance, February 29, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,384,667)	$(13,115,652)

	For the Nine Months Ended February 29, 2023
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2022	—	$—	107,483,450	$107,483	$5,161,532	$(17,112,900)	$(11,843,885)

Net loss for the nine months ended February 28, 2023	—	—	—	—	—	(576,386)	(576,386)

Balance, February 28, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,689,286)	$(12,420,271)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 29,	February 28,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(511,077)	$(576,386)
Adjustments to reconcile net loss
to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(1,062)	(1,375)
Right-of-use asset	—	130,608
Increase (decrease) in liabilities:
Accounts payable	—	1,350
Accrued interest, related party	394,110	392,672
Operating lease obligation, related party	—	(130,608)
Net cash used in operating activities	(118,029)	(183,739)

NET CHANGE IN CASH	(118,029)	(183,739)
CASH AT BEGINNING OF PERIOD	889,405	1,140,382

CASH AT END OF PERIOD	$771,376	$956,643

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2024

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

The Company did not generate any revenue, or incur any software development costs, during the nine months ended February 29, 2024 or the fiscal year ended May 31, 2023, and is now actively seeking licensing arrangements to bring the game to market.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $521,376 and $640,755 in excess of FDIC insured limits at February 29, 2024 and May 31, 2023, respectively. The Company has not experienced any losses in such accounts.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 29, 2024 (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 29, 2024 (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 29, 2024 (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 29, 2024 (Unaudited)

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $18,384,667 and had negative working capital of $13,115,652, and as of February 29, 2024, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 29, 2024 (Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 29, 2024 and May 31, 2023, respectively:

	Fair Value Measurements at February 29, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$771,376	$—	$—
Total assets	771,376	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$771,376	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2023
	Level 1	Level 2	Level 3
Assets
Cash	$889,405	$—	$—
Total assets	889,405	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$889,405	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended February 29, 2024 or the year ended May 31, 2023.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 29, 2024 (Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at February 29, 2024 and May 31, 2023, respectively:

	February 29,	May 31,
	2024	2023

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned any controlled by Mr. Pei, agreed to loan up $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on February 28, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of February 29, 2024, there is $876,796 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which, as amended, is due on November 20, 2024, and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 29, 2024, there is $2,511,781 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	10,500,000	2,500,000
Convertible notes payable, related party, less current portion	$—	$8,000,000

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

The Company recognized $394,110 and 392,672 of interest expense for the nine months ended February 29, 2024 and February 28, 2023, respectively.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of February 29, 2024.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 29, 2024 (Unaudited)

NOTE 7 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended February 29, 2024 and the year ended May 31, 2023, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At February 29, 2024, the Company had approximately $9,013,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both February 29, 2024 and May 31, 2023.

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the nine months ended February 29, 2024 or February 28, 2023.

The Company terminated its office lease effective October 31, 2023.

Results of Operations for the Three Months Ended February 29, 2024 and February 28, 2023:

The following table summarizes selected items from the statement of operations for the three months ended February 29, 2024 and February 28, 2023.

	Three Months Ended
	February 29,	February 28,	Increase /
	2024	2023	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	3,144	734	2,410
Rent expense	38	45,000	(44,962)
Professional fees	11,250	12,097	(847)
Total operating expenses:	14,432	57,831	(43,399)

Operating loss	(14,432)	(57,831)	(43,399)

Total other income (expense)	(126,082)	(128,051)	(1,969)

Net loss	$(140,514)	$(185,882)	$(45,368)

Revenue, Related Party

We did not generate any revenues during the three months ended February 29, 2024 and February 28, 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended February 29, 2024 were $3,144, compared to $734 during the three months ended February 28, 2023, an increase of $2,410, or 328%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense increased during the current period due to increased compliance fees paid to the Financial Accounting Standards Board (“FASB”) and Public Company Accounting Oversight Board (“PCAOB”).

Rent Expense

Rent expense was $38 for the three months ended February 29, 2024, compared to $45,000 during the three months ended February 28, 2023, a decrease of $44,962, or 100%. Rent expense decreased due to the termination of our lease as effective October 31, 2023.

Professional Fees

Professional fees for the three months ended February 29, 2024 were $11,250, compared to $12,097 during the three months ended February 28, 2023, a decrease of $847, or 7%.

Operating Loss

Our operating loss for the three months ended February 29, 2024 was $14,432, compared to $57,831 during the three months ended February 28, 2023, a decrease of $43,399, or 75%. Our operating loss decreased primarily due to the termination of our lease on October 31, 2023.

Other Income (Expense)

Other expense, on a net basis, for the three months ended February 29, 2024 was $126,082, compared to other expense, on a net basis, of $128,051 during the three months ended February 28, 2023, a decrease of $1,969, or 2%. Other expense consisted of $130,891 of interest expense on related party loans, as offset by $4,809 of interest income for the three months ended February 29, 2024. Other expense consisted of $129,453 of interest expense on related party loans, as offset by $1,402 of interest income for the three months ended February 28, 2023. Other expense, on a net basis, decreased primarily due to increased interest income on cash balances due to rising interest rates.

Net Loss

Net loss for the three months ended February 29, 2024 was $140,514, compared to $185,882 during the three months ended February 28, 2023, a decrease of $45,368, or 24%. The decreased net loss was due primarily to $44,962 of decreased rent expense related to the termination of our lease on October 31, 2023, and increased interest income on cash balances due to rising interest rates.

Results of Operations for the Nine Months Ended February 29, 2024 and February 28, 2023:

The following table summarizes selected items from the statement of operations for the nine months ended February 29, 2024 and February 28, 2023.

	Nine Months Ended
	February 29,	February 28,	Increase /
	2024	2023	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	6,691	2,114	4,577
Rent expense	75,038	135,000	(59,962)
Professional fees	50,887	51,104	(217)
Total operating expenses:	132,616	188,218	(55,602)

Operating loss	(132,616)	(188,218)	(55,602)

Total other income (expense)	(378,461)	(388,168)	(9,707)

Net loss	$(511,077)	$(576,386)	$(65,309)

Revenue, Related Party

We did not generate any revenues during the nine months ended February 29, 2024 and February 28, 2023.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 29, 2024 were $6,691, compared to $2,114 during the nine months ended February 28, 2023, an increase of $4,577, or 217%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense increased during the current period due to increased compliance fees paid to the FASB and PCAOB.

Rent Expense

Rent expense was $75,038 for the nine months ended February 29, 2024, compared to $135,000 during the nine months ended February 28, 2023, a decrease of $59,962, or 44%. Rent expense decreased due to the termination of our lease as effective October 31, 2023.

Professional Fees

Professional fees for the nine months ended February 29, 2024 were $50,887, compared to $51,104 during the nine months ended February 28, 2023, a decrease of $217, or less than 1%. Professional fees decreased primarily due to decreased legal fees incurred during the current period.

Operating Loss

Our operating loss for the nine months ended February 29, 2024 was $132,616, compared to $188,218 during the nine months ended February 28, 2023, a decrease of $55,602, or 30%. Our operating loss decreased primarily due to the termination of our lease on October 31, 2023.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended February 29, 2024 was $378,461, compared to other expense, on a net basis, of $388,168 during the nine months ended February 28, 2023, a decrease of $9,707, or 3%. Other expense consisted of $394,110 of interest expense on related party loans, as offset by $15,649 of interest income for the nine months ended February 29, 2024. Other expense consisted of $392,672 of interest expense on related party loans, as offset by $4,504 of interest income for the nine months ended February 28, 2023. Other expense, on a net basis, decreased primarily due to increased interest income on cash balances due to rising interest rates.

Net Loss

Net loss for the nine months ended February 29, 2024 was $511,077, compared to $576,386 during the nine months ended February 28, 2023, a decrease of $65,309, or 11%. The decreased net loss was due primarily to $59,962 of decreased rent expense related to the termination of our lease on October 31, 2023, and increased interest income on cash balances due to rising interest rates.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the nine-month periods ended February 29, 2024 and February 28, 2023:

	February 29,	February 28,
	2024	2023
Operating Activities	$(118,029)	$(183,739)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(118,029)	$(183,739)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended February 29, 2024, net cash flows used in operating activities was $118,029. For the same period ended February 28, 2023, net cash flows used in operating activities was $183,739. The decrease in cash used in operating activities is primarily attributable to our decreased net loss due primarily to decreased rent expense related to the termination of our lease on October 31, 2023, and increased interest income on cash balances due to rising interest rates.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three months ended February 29, 2024 and February 28, 2023.

Cash Flows from Financing Activities

We did not engage in any financing activities during the three months ended February 29, 2024 and February 28, 2023.

Satisfaction of our Cash Obligations for the Next 12 Months

As of February 29, 2024, our balance of cash on hand was $771,376, and we had negative working capital of $13,115,652. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $521,376 and $640,755 in excess of FDIC insured limits at February 29, 2024 and May 31, 2023, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 under “Evaluation of Disclosure Controls and Procedures”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended February 29, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

WEWARDS, INC.

Date: April 12, 2024	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

