Form 10-K/A
period 2024-05-31
WEWARDS, INC.
filed 2025-03-28
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

 (Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

On August 28, 2024, Wewards, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (the “Original Form 10-K”). This Amendment No. 2 (the “Amendment”) amends the Original Form 10-K to correct the Controls and Procedures disclosures in Item 9.A. and 9.B.

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

The Company’s management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, who is one and the same, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of May 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

WEWARDS, INC.
(Registrant)

By:	/s/ Lei Pei
Lei Pei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated:	March 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Pei	Chief Executive Officer and Chief Financial Officer
Lei Pei	(Principal Executive Officer and Principal Financial Officer)	March 28, 2025

