Form 10-Q
period 2025-02-28
WEWARDS, INC.
filed 2025-04-16
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2025

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

As of April 8, 2025, the registrant had 107,483,450 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page
		No.
PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)	1
	Condensed Balance Sheets as of February 28, 2025 (Unaudited) and May 31, 2024	1
	Condensed Statements of Operations for the Three and Nine Months Ended February 28, 2025 and February 29, 2024 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended February 28, 2025 and February 29, 2024 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended February 28, 2025 and February 29, 2024 (Unaudited)	4
	Notes to the Condensed Financial Statements (Unaudited)	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4.	CONTROLS AND PROCEDURES	18
PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings	19
ITEM 1A.	RISK FACTORS	19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19
ITEM 4.	MINE SAFETY DISCLOSURES	19
ITEM 5.	OTHER INFORMATION	19
ITEM 6.	EXHIBITS	19
	SIGNATURES	20

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2025	2024
ASSETS	(Unaudited)

Current assets:
Cash	$717,853	$764,205
Prepaid expense	1,662	487
Total current assets	719,515	764,692

Total assets	$719,515	$764,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$100	$100
Accrued interest, related parties	3,913,577	3,520,906
Total current liabilities	3,913,677	3,521,006

Long term liabilities:
Convertible notes payable, related party	10,500,000	10,500,000

Total liabilities	14,413,677	14,021,006

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(18,963,177)	(18,525,329)
Total stockholders' equity (deficit)	(13,694,162)	(13,256,314)

Total liabilities and stockholders' equity (deficit)	$719,515	$764,692

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024

Revenue, related party	$—	$—	$—	$—

Operating expenses:
General and administrative	1,541	3,144	4,683	6,691
Rent expense	75	38	225	75,038
Professional fees	12,050	11,250	54,875	50,887
Total operating expenses	13,666	14,432	59,783	132,616

Operating loss	(13,666)	(14,432)	(59,783)	(132,616)

Other income (expense):
Interest expense, related party	(129,452)	(130,891)	(392,671)	(394,110)
Interest income	4,827	4,809	14,606	15,649
Total other income (expense)	(124,625)	(126,082)	(378,065)	(378,461)

Net loss	$(138,291)	$(140,514)	$(437,848)	$(511,077)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	107,483,450	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended February 28, 2025
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,824,886)	$(13,555,871)

Net loss for the three months ended February 28, 2025	—	—	—	—	—	(138,291)	(138,291)

Balance, February 28, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(18,963,177)	$(13,694,162)

	For the Three Months Ended February 29, 2024
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(18,244,153)	$(12,975,138)

Net loss for the three months ended February 29, 2024	—	—	—	—	—	(140,514)	(140,514)

Balance, February 29, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,384,667)	$(13,115,652)

	For the Nine Months Ended February 28, 2025
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,525,329)	$(13,256,314)

Net loss for the nine months ended February 28, 2025	—	—	—	—	—	(437,848)	(437,848)

Balance, February 28, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(18,963,177)	$(13,694,162)

	For the Nine Months Ended February 29, 2024
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,873,590)	$(12,604,575)

Net loss for the nine months ended February 29, 2024	—	—	—	—	—	(511,077)	(511,077)

Balance, February 29, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,384,667)	$(13,115,652)

See accompanying notes to financial statements.

See accompanying notes to financial statements.

WEWARDS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	February 28,	February 29,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(437,848)	$(511,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(1,175)	(1,062)
Increase (decrease) in liabilities:
Accrued interest, related party	392,671	394,110
Net cash used in operating activities	(46,352)	(118,029)

NET CHANGE IN CASH	(46,352)	(118,029)

CASH AT BEGINNING OF PERIOD	764,205	889,405

CASH AT END OF PERIOD	$717,853	$771,376

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

WEWARDS, INC.

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2025

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

The Company did not generate any revenue, or incur any software development costs, during the nine months ended February 28, 2025 or the fiscal year ended May 31, 2024, and is now actively seeking licensing arrangements to bring the game to market.

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

Segment Reporting

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations based on a single operating segment for the manufacture and distribution of its products.

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $467,853 and $514,205 in excess of FDIC insured limits at February 28, 2025 and May 31, 2024, respectively. The Company has not experienced any losses in such accounts.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 28, 2025 (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 28, 2025 (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 28, 2025 (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 28, 2025 (Unaudited)

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updated reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. The ASU is effective in the first fiscal reporting period beginning after December 15, 2024, and for interim periods within annual reporting periods beginning after December 15, 2024. The Company will adopt ASU No. 2023-07 on June 1, 2025. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income -Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The ASU is effective in the first annual reporting period beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the effect that adoption of this guidance will have on its Consolidated Financial Statements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $18,963,177 and had negative working capital of $3,194,162, and as of February 28, 2025, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 28, 2025 (Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 28, 2025 and May 31, 2024, respectively:

	Fair Value Measurements at February 28, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$717,853	$—	$—
Total assets	717,853	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$717,853	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$764,205	$—	$—
Total assets	764,205	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$764,205	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended February 28, 2025 or the year ended May 31, 2024.

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at February 28, 2025 and May 31, 2024, respectively:

	February 28,	May 31,
	2025	2024

On February 26, 2017, Sky Rover, which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on May 31, 2027 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of February 28, 2025, there is $1,001,796 of accrued interest due on this loan.	2,500,000	2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on May 31, 2027 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2025, there is $2,911,781 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	10,500,000	10,000,000

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

The Company recognized $392,671 and $394,110 of interest expense for the nine months ended February 28, 2025 and February 29, 2024, respectively.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of February 28, 2025.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS February 28, 2025 (Unaudited)

NOTE 7 - INCOME TAX

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the nine months ended February 28, 2025 and the year ended May 31, 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At February 28, 2025, the Company had approximately $9,067,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at both February 28, 2025 and May 31, 2024.

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the nine months ended February 28, 2025 and February 29, 2024.

The Company terminated its office lease effective October 31, 2023.

Results of Operations for the Three Months Ended February 28, 2025 and February 29, 2024:

The following table summarizes selected items from the statement of operations for the three months ended February 28, 2025 and February 29, 2024.

	Three Months Ended
	February 28,	February 29,	Increase /
	2025	2024	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	1,541	3,144	(1,603)
Rent expense	75	38	37
Professional fees	12,050	11,250	800
Total operating expenses:	13,666	14,432	(766)

Operating loss	(13,666)	(14,432)	(766)

Total other income (expense)	(124,625)	(126,082)	(1,457)

Net loss	$(138,291)	$(140,514)	$(2,223)

Revenue, Related Party

We did not generate any revenues during the three months ended February 28, 2025 and February 29, 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2025 were $1,541, compared to $3,144 during the three months ended February 29, 2024, a decrease of $1,603, or 51%. The expenses consisted primarily of office and compliance expenses. General and administrative expense decreased during the current period due to decreased compliance fees.

Rent Expense

Rent expense was $75 for the three months ended February 28, 2025, compared to $38 during the three months ended February 29, 2024, a decrease of $37, or 97%. Rent expense decreased due to the termination of our lease as effective October 31, 2023.

Professional Fees

Professional fees for the three months ended February 28, 2025 were $12,050, compared to $11,250 during the three months ended February 29, 2024, an increase of $800, or 7%. Professional fees increased primarily due to increased compliance costs during the current period.

Operating Loss

Our operating loss for the three months ended February 28, 2025 was $13,666, compared to $14,432 during the three months ended February 29, 2024, a decrease of $766, or 5%. Our operating loss decreased primarily due to decreased general and administrative expenses during the current period.

Other Income (Expense)

Other expense, on a net basis, for the three months ended February 28, 2025 was $124,625, compared to other expense, on a net basis, of $126,082 during the three months ended February 29, 2024, a decrease of $1,457, or 1%. Other expense consisted of $129,452 of interest expense on related party loans, as offset by $4,827 of interest income for the three months ended February 28, 2025. Other expense consisted of $130,891 of interest expense on related party loans, as offset by $4,809 of interest income for the three months ended February 29, 2024. Other expense, on a net basis, decreased primarily due to decreased interest expense due to one less day of interest, compared to the prior period that included an additional day for leap year.

Net Loss

Net loss for the three months ended February 28, 2025 was $138,291, compared to $140,514 during the three months ended February 29, 2024, a decrease of $2,223, or 2%. The decreased net loss was due primarily to $1,439 of decreased interest expense.

Results of Operations for the Nine Months Ended February 28, 2025 and February 29, 2024:

The following table summarizes selected items from the statement of operations for the nine months ended February 28, 2025 and February 29, 2024.

	Nine Months Ended
	February 28,	February 29,	Increase /
	2025	2024	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	4,683	6,691	(2,008)
Rent expense	225	75,038	(74,813)
Professional fees	54,875	50,887	3,988
Total operating expenses:	59,783	132,616	(72,833)

Operating loss	(59,783)	(132,616)	(72,833)

Total other income (expense)	(378,065)	(378,461)	(396)

Net loss	$(437,848)	$(511,077)	$(73,229)

Revenue, Related Party

We did not generate any revenues during the nine months ended February 28, 2025 and February 29, 2024.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2025 were $4,683, compared to $6,691 during the nine months ended February 29, 2024, a decrease of $2,008, or 30%. The expenses consisted primarily of office and compliance expenses. General and administrative expense decreased during the current period due to decreased compliance fees.

Rent Expense

Rent expense was $225 for the nine months ended February 28, 2025, compared to $75,038 during the nine months ended February 29, 2024, a decrease of $74,813, or 100%. Rent expense decreased due to the termination of our lease as effective October 31, 2023.

Professional Fees

Professional fees for the nine months ended February 28, 2025 were $54,875, compared to $50,887 during the nine months ended February 29, 2024, an increase of $3,988, or 8%. Professional fees increased primarily due to increased compliance and audit fees during the current period.

Operating Loss

Our operating loss for the nine months ended February 28, 2025 was $59,783, compared to $132,616 during the nine months ended February 29, 2024, a decrease of $72,833, or 55%. Our operating loss decreased primarily due to the termination of our lease on October 31, 2023.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended February 28, 2025 was $378,065, compared to other expense, on a net basis, of $378,461 during the nine months ended February 29, 2024, a decrease of $396. Other expense consisted of $392,671 of interest expense on related party loans, as offset by $14,606 of interest income for the nine months ended February 28, 2025. Other expense consisted of $394,110 of interest expense on related party loans, as offset by $15,649 of interest income for the nine months ended February 29, 2024. Other expense, on a net basis, decreased primarily due to decreased interest expense due to one less day of interest, compared to the prior period that included an additional day for leap year, as partially offset by decreased interest income on cash balances due to falling interest rates.

Net Loss

Net loss for the nine months ended February 28, 2025 was $437,848, compared to $511,077 during the nine months ended February 29, 2024, a decrease of $73,229, or 14%. The decreased net loss was due primarily to $74,813 of decreased rent expense related to the termination of our lease on October 31, 2023.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the nine-month periods ended February 28, 2025 and February 29, 2024:

	February 28,	February 29,
	2025	2024
Operating Activities	$(46,352)	$(118,029)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(46,352)	$(118,029)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2025, net cash flows used in operating activities was $46,352. For the same period ended February 29, 2024, net cash flows used in operating activities was $118,029. The decrease in cash used in operating activities is primarily attributable to our decreased net loss due primarily to decreased rent expense related to the termination of our lease on October 31, 2023.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine months ended February 28, 2025 and February 29, 2024.

Cash Flows from Financing Activities

We did not engage in any financing activities during the nine months ended February 28, 2025 and February 29, 2024.

Satisfaction of our Cash Obligations for the Next 12 Months

As of February 28, 2025, our balance of cash on hand was $717,853, and we had negative working capital of $3,194,162. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $467,853 and $514,205 in excess of FDIC insured limits at February 28, 2025 and May 31, 2024, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 under “Evaluation of Disclosure Controls and Procedures”.

Material Weakness in Internal Control over Financial Reporting

As included in our Annual Report on Form 10-K/A for the fiscal year ended May 31, 2024, management identified certain control deficiencies related to our lack of an Audit Committee, cash controls, segregation of duties and relate party approval processes, which, in the aggregate, rise to a material weakness in internal control over financial reporting. Management has also concluded the material weaknesses existed in the prior fiscal years. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

After giving full consideration to the material weakness, and the additional analyses and other procedures we performed to ensure that our Financial Statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP, our management has concluded that our internal control over financial reporting was not effective as of May 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Notwithstanding the material weaknesses, management has concluded the Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

WEWARDS, INC.

Date: April 16, 2025	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

