Form 10-K
period 2025-05-31
WEWARDS, INC.
filed 2025-08-20
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

Yes ☐ No☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of $2.02 per share as of November 30, 2024 was approximately $12,382,600.

As of August 19, 2025, there were 107,483,450 shares of registrant’s common stock outstanding.

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

The Company entered into an agreement in January of 2021 with Sandbx Corp., a company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties to the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy, to further develop the Megopoly game, under which the Company paid Sandbx Corp. monthly fees of $168,500, resulting in $1,622,500 of related party software development costs for the year ended May 31, 2022. The development agreement with Sandbx Corp. was terminated with the completion of Megopoly in December of 2021. We did not generate any revenue, or incur any software development costs, during our fiscal years ended May 31, 2025 or 2024, and are now actively seeking licensing arrangements to bring the game to market.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on a very limited basis on the over-the-counter market and are quoted on the The Pink Limited Market under the symbol “WEWA”. As of August 15, 2025, the closing price of our common stock on the The Pink Limited Market was $2.11.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the The Pink Limited Market. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended May 31, 2025
First Quarter	$2.11	$2.02
Second Quarter	$2.02	$2.02
Third Quarter	$2.02	$2.02
Fourth Quarter	$2.02	$2.02

Fiscal Year Ended May 31, 2024
First Quarter	$2.02	$2.02
Second Quarter	$2.02	$2.02
Third Quarter	$2.02	$2.02
Fourth Quarter	$2.02	$2.02

As of August 15, 2025, there were approximately 75 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”. As of August 15, 2025, there were 107,483,450 shares of common stock outstanding on record.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended May 31, 2025 and 2024. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $443,290 and $514,205 in excess of FDIC insured limits at May 31, 2025 and 2024, respectively. The Company has not experienced any losses in such accounts.

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

Results of Operations for the Years Ended May 31, 2025 and 2024:

The following table summarizes selected items from the statement of operations for the years ended May 31, 2025 and 2024.

	Years Ended
	May 31,	May 31,	Increase /
	2025	2024	(Decrease)
Revenues	$—	$—	$—

Operating expenses:
General and administrative	21,945	8,218	13,727
Rent expense	300	75,113	(74,813)
Professional fees	68,425	62,515	5,910
Total operating expenses:	90,670	145,846	(55,176)

Operating loss	(90,670)	(145,846)	(55,176)

Total other income (expense)	(505,470)	(505,893)	(423)

Net loss	$(596,140)	$(651,739)	$(55,599)

Revenues

We did not generate any revenues during our fiscal years ended May 31, 2025 or 2024. We are not currently engaged in revenue producing activities.

General and Administrative Expenses

General and administrative expenses for the year ended May 31, 2025 were $21,945, compared to $8,218 during the year ended May 31, 2024, an increase of $13,727, or 167%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense increased during the current period primarily due to a civil tax penalty of $15,742.

Rent Expense

Rent expense was $300 during the year ended May 31, 2025, compared to the $75,113 of expenses incurred during the year ended May 31, 2024, a decrease of $74,813, or 100%. Rent expense decreased due to the termination of our lease on October 31, 2023.

Professional Fees

Professional fees for the year ended May 31, 2025 were $68,425, compared to $62,515 during the year ended May 31, 2024, an increase of $5,910, or 9%.

Operating Loss

Our operating loss for the year ended May 31, 2025 was $90,670, compared to $145,846 during the year ended May 31, 2024, a decrease of $55,176, or 38%. Our operating loss decreased primarily due to decreased rents incurred in the current period, compared to the prior period due to the termination of our lease on October 31, 2023.

Other Income (Expense)

Other expense, on a net basis, for the year ended May 31, 2025 was $505,470, compared to other expense, on a net basis, of $505,893 during the year ended May 31, 2024, a decrease of $423. Other expense consisted of $525,000 of interest expense on related party loans, as offset by $19,530 of interest income for the year ended May 31, 2025. Other expense consisted of $526,439 of interest expense on related party loans, as offset by $20,546 of interest income for the year ended May 31, 2024. Other expense, on a net basis, decreased primarily due to $1,439 of decreased interest expense and $1,016 of decreased interest income on cash balances in the current period that reduced our total other expense, on a net basis.

Net Loss

Net loss for the year ended May 31, 2025 was $596,140, compared to $651,739 during the year ended May 31, 2024, a decrease of $55,599, or 9%. The decreased net loss was due primarily to $74,813 of decreased rent expense related to the termination of our lease on October 31, 2023, as partially offset by a civil tax penalty of $15,742.

Liquidity and Capital Resources

As of May 31, 2025, the Company had current assets of $693,777, comprised almost entirely of cash. The Company's current liabilities as of May 31, 2025 were $4,046,231, consisting of $325 of accounts payable and $4,045,906 of accrued interest.

The following table summarizes our total current assets, liabilities and working capital at May 31, 2025 and 2024.

	May 31,
	2025	2024
Current Assets	$693,777	$764,692

Current Liabilities	$4,046,231	$3,521,006

Working Capital	$(3,352,454)	$(2,756,314)

The following table summarizes our cash flows during the years ended May 31, 2025 and 2024, respectively.

	Years Ended
	May 31,
	2025	2024
Net cash used in operating activities	$(70,915)	$(125,200)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—

Net change in cash	$(70,915)	$(125,200)

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. During the year ended May 31, 2025, net cash flows used in operating activities was $70,915. For the year ended May 31, 2024, net cash flows used in operating activities was $125,200. The decrease in cash used in operating activities is primarily attributable to our decreased net loss.

Net Cash Used in Investing Activities

During the years ended May 31, 2025 and 2024, we did not use any cash in investing activities.

Net Cash Used in Financing Activities

During the years ended May 31, 2025 and 2024, we did not use any cash in financing activities.

Satisfaction of our Cash Obligations for the Next 12 Months

As of May 31, 2025, our balance of cash on hand was $693,290, and we had negative working capital of $3,352,454. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

WEWARDS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wewards, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wewards, Inc. (“the Company”) as of May 31, 2025 and 2024, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

August 20, 2025

WEWARDS, INC.
BALANCE SHEETS

	May 31,	May 31,
	2025	2024
ASSETS

Current assets:
Cash	$693,290	$764,205
Prepaid expense	487	487
Total current assets	693,777	764,692

Total assets	$693,777	$764,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$325	$100
Accrued interest, related parties	4,045,906	3,520,906
Total current liabilities	4,046,231	3,521,006

Long term liabilities:
Convertible notes payable, related party, net of current maturities	10,500,000	10,500,000

Total liabilities	14,546,231	14,021,006

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(19,121,469)	(18,525,329)
Total stockholders' equity (deficit)	(13,852,454)	(13,256,314)

Total liabilities and stockholders' equity (deficit)	$693,777	$764,692

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,
	2025	2024

Revenues	$—	$—

Operating expenses:
General and administrative	21,945	8,218
Rent expense	300	75,113
Professional fees	68,425	62,515
Total operating expenses	90,670	145,846

Operating loss	(90,670)	(145,846)

Other income (expense):
Interest expense, related party	(525,000)	(526,439)
Interest income	19,530	20,546
Total other income (expense)	(505,470)	(505,893)

Net loss	$(596,140)	$(651,739)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

WEWARDS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 31, 2023	—	$—	107,483,450	$107,483	$5,161,532	$(17,873,590)	$(12,604,575)

Net loss for the year ended May 31, 2024	—	—	—	—	—	(651,739)	(651,739)

Balance, May 31, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,525,329)	$(13,256,314)

Net loss for the year ended May 31, 2025	—	—	—	—	—	(596,140)	(596,140)

Balance, May 31, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(19,121,469)	$(13,852,454)

The accompanying notes are an integral part of these financial statements.

WEWARDS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(596,140)	$(651,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	—	100
Increase (decrease) in liabilities:
Accounts payable	225	—
Accrued interest, related party	525,000	526,439
Net cash used in operating activities	(70,915)	(125,200)

NET CHANGE IN CASH	(70,915)	(125,200)
CASH AT BEGINNING OF PERIOD	764,205	889,405

CASH AT END OF PERIOD	$693,290	$764,205

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company entered into an agreement in January of 2021 with Sandbx Corp., a company owned by the Chief Operating Officer of United Power and FL Galaxy, related parties to the Company, as our Chief Executive Officer, Lei Pei, is also the Chief Executive Officer of United Power and FL Galaxy, to further develop the Megopoly game, under which the Company paid Sandbx Corp. monthly fees of $168,500, resulting in $1,622,500 of related party software development costs for the year ended May 31, 2022. The development agreement with Sandbx Corp. was terminated with the completion of Megopoly in December of 2021. The Company did not generate any revenue, or incur any software development costs, during our fiscal years ended May 31, 2025 or 2024, and is now actively seeking licensing arrangements to bring the game to market.

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

Concentrations of Credit Risk

The Company maintains cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $443,290 and $514,205 in excess of FDIC insured limits at May 31, 2025 and 2024, respectively. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
• Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

We derive revenue principally from licensing our intellectual property, including our game, and related extra content and services that can be utilized by players of our game. Our product and service offerings include, but are not limited to, licensing to third parties (“software license”) to distribute and host our games and content (“Online-Hosted Service Games”). For the years ended May 31, 2025 and 2024, there were no revenues recognized.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $19,121,469 and had negative working capital of $3,352,454, and as of May 31, 2025, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WEWARDS, INC. NOTES TO FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of May 31, 2025 and 2024, respectively:

	Fair Value Measurements at May 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$693,290	$—	$—
Total assets	693,290	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$693,290	$—	$(10,500,000)

	Fair Value Measurements at May 31, 2024
	Level 1	Level 2	Level 3
Assets
Cash	$764,205	$—	$—
Total assets	764,205	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$764,205	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the years ended May 31, 2025 and 2024.

WEWARDS, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at May 31, 2025 and 2024, respectively:

	May 31,	May 31,
	2025	2024

On February 26, 2017, Sky Rover, which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on May 31, 2027 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of May 31, 2025, there is $1,033,303 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on May 31, 2027 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2025, there is $3,012,603 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	$10,500,000	$10,500,000

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

The Company recognized $525,000 and $526,439 of interest expense on related party convertible notes for the years ended May 31, 2025 and May 31, 2024, respectively.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of May 31, 2025.

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

For the years ended May 31, 2025 and 2024, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At May 31, 2025, the Company had approximately $9,021,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2034.

The effective income tax rate for the years ended May 31, 2025 and 2024 consisted of the following:

	May 31,
	2025	2024
Federal statutory income tax rate	21%	21%
State income taxes	—%	—%
Change in valuation allowance	(21)%	(21)%
Net effective income tax rate	—	—

The components of the Company’s deferred tax asset are as follows:

	May 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$1,906,128	$1,894,000

Net deferred tax assets before valuation allowance	$1,906,128	$1,894,000
Less: Valuation allowance	(1,906,128)	(1,894,000)
Net deferred tax assets	$—	$—

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at May 31, 2025 and 2024, respectively.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2025 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, who is one and the same, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management's assessment of internal control over financial reporting was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013 Framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of May 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting, we have determined that there were control deficiencies that constituted material deficiencies, as described below:

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is management’ s view that such a committee, including a financial expert member, is an important entity level control over the Company’s financial statements. Currently the single-member Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of May 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’ s bank accounts.

3.	Lack of segregation of duties – We have no employees other than our CEO and CFO, who are one and the same person. Therefore, all accounting information is currently reviewed only by one person.

4.	Related parties – The Company has no formal process related to the identification and approval of related party transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the fiscal quarter ending May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

During the quarter ended May 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Set forth below is information on our sole director and executive officer.

Name	Age	Position
Lei Pei	47	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole Director

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

Director Nominations

As of May 31, 2025, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended May 31, 2025 were filed timely.

ITEM 11. Executive Compensation

Officer Compensation

We did not pay or accrue any compensation during the fiscal years ended May 31, 2025 and 2024 to Mr. Pei, who was our only executive officer during the fiscal year ended May 31, 2025.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 15, 2025, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group. The address of each of our directors and executive officers named in the table is c/o Wewards, Inc., 3305 Spring Mountain Road, Suite 104, Las Vegas, Nevada 89102:

	Common Stock		Preferred Stock
Name of Beneficial Owner(1)	Number of Shares	% of Class(2)	Number of Shares	% of Class
Officers and Directors:
Lei Pei, CEO(3)	101,353,450	94.3%	—	—
Directors and Officers as a Group (1 person)	101,353,450	94.3%	—	—

* less than 1%

(1)	Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock owned by such person.
(2)	Percentage of beneficial ownership is based upon 107,483,450 shares of Common Stock outstanding as of August 15, 2025. For each named person, this percentage includes Common Stock that the person has the right to acquire either currently or within 60 days of August 15, 2025, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.
(3)	Includes 30,406,035 shares owned by the LFA Irrevocable Trust DTD 7/31/18 for the benefit of Mr. Lei Pei’s children, for which Mr. Pei’s wife, Mrs. Chenfang Wang, is the sole trustee, and 30,406,035 shares owned by the LFC Irrevocable Trust DTD 7/31/18 for the benefit of Mr. Lei Pei’s children, for which Mr. Pei’s wife, Mrs. Chenfang Wang, is the sole trustee.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Mr. Lei Pei is our only director. Mr. Pei is not “independent” in accordance with the NASDAQ Global Market’s requirements. However, as our common stock is currently quoted on the The Pink Limited Market, we are not currently subject to corporate governance standards of listed companies.

Convertible Promissory Notes

On February 26, 2017, Sky Rover Holdings, Ltd (“Sky Rover), which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5% convertible promissory note which is due on May 31, 2027 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of May 31, 2025, there is $1,033,303 of accrued interest due on this loan.

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on May 31, 2027 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of May 31, 2025, there is $3,012,603 of accrued interest on this loan.

ITEM 14. Principal AccountING Fees And Services

All audit work was performed by the full-time employees of M&K CPAS, PLLC (“M&K”) for the years ended May 31, 2025 and 2024. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by M&K. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	Years Ended May 31,
	2025	2024
Audit fees(1)	$33,750	$32,250
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$33,750	$32,250

(1) Audit fees were principally for audit services and work performed in the review of the Company’s quarterly reports on Form 10-Q

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K-1 filed with the Securities and Exchange Commission by Wewards, Inc. on March 1, 2017)
3.2	Certificate of Amendment to Articles of Incorporation dated January 18, 2018 (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
3.3	Bylaws of Wewards, Inc., f/k/a Betafox Corp. (incorporated by reference to Exhibit 3.2 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and exchange Commission by Wewards, Inc. on August 31, 2022)
10.1	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on August 31, 2020)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEWARDS, INC.
(Registrant)

By:	/s/ Lei Pei
Lei Pei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated:	August 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lei Pei	Chief Executive Officer and Chief Financial Officer
Lei Pei	(Principal Executive Officer and Principal Financial Officer)	August 20, 2025

