Form 10-Q
period 2026-02-28
WEWARDS, INC.
filed 2026-03-17
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended February 28, 2026

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

As of March 17, 2026, the registrant had 107,483,450 shares of common stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	February 28,	May 31,
	2026	2025
ASSETS	(Unaudited)

Current assets:
Cash	$648,052	$693,290
Prepaid expense	525	487
Total current assets	648,577	693,777

Total assets	$648,577	$693,777

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$200	$325
Accrued interest, related parties	4,438,577	4,045,906
Total current liabilities	4,438,777	4,046,231

Long term liabilities:
Convertible notes payable, related party, net of current maturities	10,500,000	10,500,000

Total liabilities	14,938,777	14,546,231

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	5,161,532	5,161,532
Accumulated deficit	(19,559,215)	(19,121,469)
Total stockholders' equity (deficit)	(14,290,200)	(13,852,454)

Total liabilities and stockholders' equity (deficit)	$648,577	$693,777

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	718	1,616	2,255	4,908
Professional fees	13,675	12,050	57,370	54,875
Total operating expenses	14,393	13,666	59,625	59,783

Operating loss	(14,393)	(13,666)	(59,625)	(59,783)

Other income (expense):
Interest expense, related party	(129,452)	(129,452)	(392,671)	(392,671)
Interest income	4,731	4,827	14,550	14,606
Total other income (expense)	(124,721)	(124,625)	(378,121)	(378,065)

Net loss before income taxes	(139,114)	(138,291)	(437,746)	(437,848)
Provision for income taxes	—	—	—	—
Net loss	$(139,114)	$(138,291)	$(437,746)	$(437,848)

Weighted average number of common shares outstanding - basic and fully diluted	107,483,450	107,483,450	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended February 28, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(19,420,101)	$(14,151,086)

Net loss for the three months ended February 28, 2026	—	—	—	—	—	(139,114)	(139,114)

Balance, February 28, 2026	—	$—	107,483,450	$107,483	$5,161,532	$(19,559,215)	$(14,290,200)

	For the Three Months Ended February 28, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, November 30, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,824,886)	$(13,555,871)

Net loss for the three months ended February 28, 2025	—	—	—	—	—	(138,291)	(138,291)

Balance, February 28, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(18,963,177)	$(13,694,162)

	For the Nine Months Ended February 28, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(19,121,469)	$(13,852,454)

Net loss for the nine months ended February 28, 2026	—	—	—	—	—	(437,746)	(437,746)

Balance, February 28, 2026	—	$—	107,483,450	$107,483	$5,161,532	$(19,559,215)	$(14,290,200)

	For the Nine Months Ended February 28, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2024	—	$—	107,483,450	$107,483	$5,161,532	$(18,525,329)	$(13,256,314)

Net loss for the nine months ended February 28, 2025	—	—	—	—	—	(437,848)	(437,848)

Balance, February 28, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(18,963,177)	$(13,694,162)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended February 28,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(437,746)	$(437,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Prepaid expenses	(38)	(1,175)
Increase (decrease) in liabilities:
Accounts payable	(125)	—
Accrued interest, related party	392,671	392,671
Net cash used in operating activities	(45,238)	(46,352)

NET CHANGE IN CASH	(45,238)	(46,352)
CASH AT BEGINNING OF PERIOD	693,290	764,205

CASH AT END OF PERIOD	$648,052	$717,853

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company did not generate any revenue, or incur any software development costs, during the nine months ended February 28, 2026 or the fiscal year ended May 31, 2025, and is now actively seeking licensing arrangements to bring the game to market.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $398,052 and $443,290 in excess of FDIC insured limits at February 28, 2026 and May 31, 2025, respectively. The Company has not experienced any losses in such accounts.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $19,559,215 and had negative working capital of $3,790,200, and as of February 28, 2026, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of February 28, 2026 and May 31, 2025, respectively:

	Fair Value Measurements at February 28, 2026
	Level 1	Level 2	Level 3
Assets
Cash	$648,052	$—	$—
Total assets	648,052	—	—
Liabilities
None	—	—	—
Total liabilities	—	—	—
	$648,052	$—	$—

	Fair Value Measurements at May 31, 2025
	Level 1	Level 2	Level 3
Assets
Cash	$693,290	$—	$—
Total assets	693,290	—	—
Liabilities
Convertible notes payable, related party	—	—	10,500,000
Total liabilities	—	—	10,500,000
	$693,290	$—	$(10,500,000)

The fair values of our related party debts are deemed to approximate book value, and are considered Level 2 and 3 inputs as defined by ASC Topic 820-10-35.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended February 28, 2026 or the year ended May 31, 2025.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE, RELATED PARTY

Convertible notes payable, related party consists of the following at February 28, 2026 and May 31, 2025, respectively:

	February 28,	May 31,
	2026	2025

On February 26, 2017, Sky Rover, which is owned and controlled by Mr. Pei, agreed to loan up to $20,000,000 to the Company, of which $8,000,000 was loaned on February 28, 2017. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on May 31, 2027 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. On June 26, 2018, the Company repaid $4,000,000 of principal of this loan. In addition, Sky Rover converted $1,500,000 of principal of this loan into common shares at the conversion price of $0.08 per share into a total of 18,750,000 shares. Sky Rover waived accrued and unpaid interest of $363,904, which was credited to additional paid in capital. As of February 28, 2026, there is $1,126,796 of accrued interest due on this loan.	$2,500,000	$2,500,000

On November 20, 2017, Sky Rover loaned an additional $8,000,000 to the Company. Sky Rover was issued an unsecured, 5%, convertible promissory note which is due on May 31, 2027 (as extended), and is, in whole or in part, at the option of the holder, convertible into common shares at any time before the due date, at a conversion price of $0.08 per share (subject to adjustment in the event of stock splits, forward splits, recapitalizations, a merger, etc.). At the option of the Company, the interest may also be paid by issuing restricted shares of common stock, at the same conversion price per share. As of February 28, 2026, there is $3,311,781 of accrued interest on this loan.	8,000,000	8,000,000

Total convertible notes payable, related party	10,500,000	10,500,000
Less: current portion	—	—
Convertible notes payable, related party, less current portion	$10,500,000	$10,500,000

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

The Company recognized $392,671 of interest expense for each of the nine months ended February 28, 2026 and 2025.

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of February 28, 2026.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the nine months ended February 28, 2026 and February 28, 2025.

Results of Operations for the Three Months Ended February 28, 2026 and 2025:

The following table summarizes selected items from the statement of operations for the three months ended February 28, 2026 and 2025.

	Three Months Ended
	February 28,	February 28,	Increase /
	2026	2025	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	718	1,616	(898)
Professional fees	13,675	12,050	1,625
Total operating expenses:	14,393	13,666	727

Operating loss	(14,393)	(13,666)	727

Total other income (expense)	(124,721)	(124,625)	96

Net loss	$(139,114)	$(138,291)	$823

Revenue, Related Party

We did not generate any revenues during the three months ended February 28, 2026 and 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2026 were $718, compared to $1,616 during the three months ended February 28, 2025, a decrease of $898, or 56%. The expenses consisted primarily of office, travel, compliance and business development expenses. General and administrative expense decreased slightly during the current period.

Professional Fees

Professional fees for the three months ended February 28, 2026 were $13,675, compared to $12,050 during the three months ended February 28, 2025, an increase of $1,625, or 13%. Professional fees increased primarily due to increased consulting fees during the current period.

Operating Loss

Our operating loss for the three months ended February 28, 2026 was $14,393, compared to $13,666 during the three months ended February 28, 2025, an increase of $727, or 5%. Our operating loss increased primarily due to increased consulting fees during the current period.

Other Income (Expense)

Other expense, on a net basis, for the three months ended February 28, 2026 was $124,721, compared to other expense, on a net basis, of $124,625 during the three months ended February 28, 2025, an increase of $96, or less than 1%. Other expense consisted of $129,452 of interest expense on related party loans, as offset by $4,731 of interest income for the three months ended February 28, 2026. Other expense consisted of $129,452 of interest expense on related party loans, as offset by $4,827 of interest income for the three months ended February 28, 2025. Other expense, on a net basis, increased primarily due to decreased interest income on cash balances.

Net Loss

Net loss for the three months ended February 28, 2026 was $139,114, compared to $138,291 during the three months ended February 28, 2025, an increase of $823, or 1%. The increased net loss was due primarily to $1,625 of increased professional fees.

Results of Operations for the Nine Months Ended February 28, 2026 and 2025:

The following table summarizes selected items from the statement of operations for the nine months ended February 28, 2026 and 2025.

	Nine Months Ended
	February 28,	February 28,	Increase /
	2026	2025	(Decrease)
Revenue, related party	$—	$—	$—

Operating expenses:
General and administrative	2,255	4,908	(2,653)
Professional fees	57,370	54,875	2,495
Total operating expenses:	59,625	59,783	(158)

Operating loss	(59,625)	(59,783)	(158)

Total other income (expense)	(378,121)	(378,065)	56

Net loss	$(437,746)	$(437,848)	$(102)

Revenue, Related Party

We did not generate any revenues during the nine months ended February 28, 2026 and 2025.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2026 were $2,255, compared to $4,908 during the nine months ended February 28, 2025, a decrease of $2,653, or 54%. The expenses consisted primarily of office and compliance expenses. General and administrative expense decreased during the current period due to decreased compliance fees.

Professional Fees

Professional fees for the nine months ended February 28, 2026 were $57,370, compared to $54,875 during the nine months ended February 28, 2025, an increase of $2,495, or 5%. Professional fees increased primarily due to increased consulting fees during the current period.

Operating Loss

Our operating loss for the nine months ended February 28, 2026 was $59,625, compared to $59,783 during the nine months ended February 28, 2025, a decrease of $158, or less than 1%.

Other Income (Expense)

Other expense, on a net basis, for the nine months ended February 28, 2026 was $378,121, compared to other expense, on a net basis, of $378,065 during the nine months ended February 28, 2025, an increase of $56. Other expense consisted of $392,671 of interest expense on related party loans, as offset by $14,550 of interest income for the nine months ended February 28, 2026. Other expense consisted of $392,671 of interest expense on related party loans, as offset by $14,606 of interest income for the nine months ended February 28, 2025. Other expense, on a net basis, increased primarily due to $56 of decreased interest income on cash balances.

Net Loss

Net loss for the nine months ended February 28, 2026 was $437,746, compared to $437,848 during the nine months ended February 28, 2025, a decrease of $102, or less than 1%.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the nine-month periods ended February 28, 2026 and February 28, 2025:

	February 28,	February 28,
	2026	2025
Operating Activities	$(45,238)	$(46,352)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$(45,238)	$(46,352)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the nine months ended February 28, 2026, net cash flows used in operating activities was $45,238. For the same period ended February 28, 2025, net cash flows used in operating activities was $46,352. The decrease in cash used in operating activities is primarily attributable to our decreased net loss.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine months ended February 28, 2026 and February 28, 2025.

Cash Flows from Financing Activities

We did not engage in any financing activities during the nine months ended February 28, 2026 and February 28, 2025.

Satisfaction of our Cash Obligations for the Next 12 Months

As of February 28, 2026, our balance of cash on hand was $648,052, and we had negative working capital of $3,790,200. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. The Company had approximately $398,052 and $443,290 in excess of FDIC insured limits at February 28, 2026 and May 31, 2025, respectively. The Company has not experienced any losses in such accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2026 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2026, management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 under “Evaluation of Disclosure Controls and Procedures”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

WEWARDS, INC.

Date: March 17, 2026	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

