Form 10-K/A
period 2026-05-31
WEWARDS, INC.
filed 2026-10-09
CIK 1616156

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Wewards, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended May 31, 2026 (“Form 10-K), which was originally filed with the Securities and Exchange Commission (the “Commission”) on September 14, 2026, for the sole purpose of filing an exhibit (Exhibit 10.2) that was inadvertently omitted from the original filing. This Amendment No. 1 does not reflect any events occurring after the filing date of the original filing, and it does not modify or update any other disclosures in the original filing. This Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the Commission.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K-1 filed with the Securities and Exchange Commission by Wewards, Inc. on March 1, 2017)
3.2	Certificate of Amendment to Articles of Incorporation dated January 18, 2018 (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
3.3	Bylaws of Wewards, Inc., f/k/a Betafox Corp. (incorporated by reference to Exhibit 3.2 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and exchange Commission by Wewards, Inc. on August 31, 2022)
10.1	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on April 7, 2020)
10.2*	Debt Cancellation Agreement, dated as of March 31, 2026
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on September 14, 2026)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEWARDS, INC.
(Registrant)

By:	/s/ Lei Pei
Lei Pei
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Dated:	October 9, 2026

2