Form 10-Q
period 2026-08-31
WEWARDS, INC.
filed 2026-10-15
CIK 1616156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 31, 2026

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

As of October 15, 2026, the registrant had 107,483,450 shares of common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEWARDS, INC.

CONDENSED BALANCE SHEETS

	August 31,	May 31,
	2026	2026
ASSETS	(Unaudited)

Current assets:
Prepaid expense	$75	$300
Total current assets	75	300

Total assets	$75	$300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$—	$400
Total current liabilities	—	400

Total liabilities	—	400

Commitments and contingencies	—	—

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 107,483,450 issued and outstanding	107,483	107,483
Additional paid in capital	19,531,723	19,511,398
Accumulated deficit	(19,639,131)	(19,618,981)
Total stockholders' equity (deficit)	75	(100)

Total liabilities and stockholders' equity (deficit)	$75	$300

See accompanying notes to financial statements.

WEWARDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31,
	2026	2025

Revenues	$—	$—

Operating expenses:
General and administrative	1,400	760
Professional fees	18,750	29,220
Total operating expenses	20,150	29,980

Operating loss	(20,150)	(29,980)

Other income (expense):
Interest expense, related party	—	(132,329)
Interest income	—	3,300
Total other income (expense)	—	(129,029)

Net loss	$(20,150)	$(159,009)

Weighted average number of common shares
outstanding - basic and fully diluted	107,483,450	107,483,450

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	For the Three Months Ended August 31, 2026
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2026	—	$—	107,483,450	$107,483	$19,511,398	$(19,618,981)	$(100)

Contributed capital	—	—	—	—	20,325	—	20,325
Net loss for the three months ended August 31, 2026	—	—	—	—	—	(20,150)	(20,150)

Balance, August 31, 2026	—	$—	107,483,450	$107,483	$19,531,723	$(19,639,131)	$75

	For the Three Months Ended August 31, 2025
							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, May 31, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(19,121,469)	$(13,852,454)

Net loss for the three months ended August 31, 2025	—	—	—	—	—	(159,009)	(159,009)

Balance, August 31, 2025	—	$—	107,483,450	$107,483	$5,161,532	$(19,280,478)	$(14,011,463)

See accompanying notes to financial statements.

WEWARDS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,150)	$(159,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash expenses paid by CEO and contributed to equity	20,325	—
Decrease (increase) in assets:
Prepaid expenses	225	300
Increase (decrease) in liabilities:
Accounts payable	(400)	4,725
Accrued interest, related party	—	132,329
Net cash used in operating activities	—	(21,655)

NET CHANGE IN CASH	—	(21,655)
CASH AT BEGINNING OF PERIOD	—	693,290

CASH AT END OF PERIOD	$—	$671,635

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contributed capital, expenses paid by CEO on behalf of the Company	$20,325	$—

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

The Company did not generate any revenue, or incur any software development costs, during the three months ended August 31, 2026 or the fiscal year ended May 31, 2026, and is now actively seeking licensing arrangements to bring the game to market.

Basis of Presentation

The unaudited condensed financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Financial Statements, and the accompanying notes, are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2026. The interim Condensed Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. At times, cash balances may exceed the FDIC-insured limits. As of August 31, 2026, the Company did not have cash balances in excess of FDIC-insured limits.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting—Narrow Scope Improvements, to provide clarity and navigability of interim reporting requirements, requiring entities to provide interim financial statements and notes in accordance with U.S. GAAP and added a comprehensive list of interim disclosures required by U.S. GAAP. The new standard is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and expects to adopt the new guidance in the third quarter of 2028.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $19,639,131, and as of August 31, 2026, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing licensing agreements to commence revenues. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Contributed Capital

During the three months ended August 31, 2026, the Company’s Chief Executive Officer paid certain expenses on behalf of the Company totaling $20,325. These amounts were recorded as contributed capital in the accompanying financial statements and were not required to be repaid by the Company.

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

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

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

The Company had no financial instruments that required fair value reporting as of August 31, 2026 or May 31, 2026.

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the period ended August 31, 2026 or the year ended May 31, 2026.

NOTE 5 – CHANGES IN STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has 500,000,000 authorized shares of $0.001 par value Common Stock, and had 107,483,450 shares issued and outstanding as of August 31, 2026.

Contributed Capital

During the three months ended August 31, 2026, the Company’s Chief Executive Officer paid certain expenses on behalf of the Company totaling $20,325. These amounts were recorded as contributed capital in the accompanying financial statements and were not required to be repaid by the Company.

WEWARDS, INC. NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 6 – SEGMENT REPORTING

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

Contributed Capital

On October 14, 2026, the Company’s Chief Executive Officer paid certain expenses on behalf of the Company totaling $6,375. These amounts were recorded as contributed capital in the accompanying financial statements and were not required to be repaid by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended May 31, 2026 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended May 31, 2026 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Megopoly is playable at any time through a web browser on a PC, tablet or smart phone, in both Chinese and English. The game has been designed for players of all skill levels. We did not generate any revenue during the three months ended August 31, 2026 and August 31, 2025.

Results of Operations for the Three Months Ended August 31, 2026 and 2025:

The following table summarizes selected items from the statement of operations for the three months ended August 31, 2026 and 2025.

	Three Months Ended
	August 31,	August 31,	Increase /
	2026	2025	(Decrease)
Revenue, related party	$—	$—	4	—

Operating expenses:
General and administrative	1,400	760		640
Professional fees	18,750	29,220		(10,470)
Total operating expenses:	20,150	29,980		(9,830)

Operating loss	(20,150)	(29,980)		(9,830)

Total other income (expense)	—	(129,029)		(129,029)

Net loss	(20,150)	(159,009)		(138,859)

Revenue, Related Party

We did not generate any revenues during the three months ended August 31, 2026 and 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2026 were $1,400, compared to $760 during the three months ended August 31, 2025, an increase of $640, or 84%. The expenses consisted primarily of office, compliance and business development expenses. General and administrative expense increased slightly during the current period.

Professional Fees

Professional fees for the three months ended August 31, 2026 were $18,750, compared to $29,220 during the three months ended August 31, 2025, a decrease of $10,470, or 36%. Professional fees decreased primarily due to decreased audit and accounting fees during the current period.

Operating Loss

Our operating loss for the three months ended August 31, 2026 was $20,150, compared to $29,980 during the three months ended August 31, 2025, a decrease of $9,830, or 33%. Our operating loss decreased primarily due to decreased audit and accounting fees during the current period.

Other Income (Expense)

Other expense, on a net basis, for the three months ended August 31, 2026 was $-0-, compared to other expense, on a net basis, of $129,029 during the three months ended August 31, 2025, a decrease of $129,029. Other expense consisted of $132,329 of interest expense on related party loans, as offset by $3,300 of interest income for the three months ended August 31, 2025. Other expense, on a net basis, decreased primarily due to repayment of related party loans during the fourth quarter of the year ended May 31, 2026.

Net Loss

Net loss for the three months ended August 31, 2026 was $20,150, compared to $159,009 during the three months ended August 31, 2025, a decrease of $138,859, or 87%. The decreased net loss was due primarily to $10,470 of decreased audit and accounting fees and $129,029 of other expenses that were not recognized in the current period due to the repayment of related party loans.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows used in operating, investing, and financing activities for the three-month periods ended August 31, 2026 and August 31, 2025:

	August 31,	August 31,
	2026	2025
Operating Activities	$—	$(21,655)
Investing Activities	—	—
Financing Activities	—	—
Net Decrease in Cash	$—	$(21,655)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During the three months ended August 31, 2026, there were no net cash flows used in operating activities. For the same period ended August 31, 2025, net cash flows used in operating activities was $21,655. The decrease in cash used in operating activities is primarily attributable to our CEO paying expenses on behalf of the Company that were not required to be repaid.

Cash Flows from Investing Activities

We did not engage in any investing activities during the three months ended August 31, 2026 and August 31, 2025.

Cash Flows from Financing Activities

We did not engage in any financing activities during the three months ended August 31, 2026 and August 31, 2025.

Satisfaction of our Cash Obligations for the Next 12 Months

As of August 31, 2026, we did not have a cash balance on hand. We do not currently have sufficient funds to fund our operations at their current levels for the next twelve months. As we continue to develop our business and attempt to expand operational activities, we expect to continue to experience net negative cash flows from operations in amounts not now determinable, and will be required to obtain additional financing to fund operations. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Since our CEO and majority shareholder, Mr. Pei, acquired control over the Company in May 2015, we have been wholly dependent upon him and his affiliated companies, to provide financing to us when needed, generally in the form of convertible loans. There can be no assurance that Mr. Pei will continue to make additional financing available to us when needed.

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

Concentrations of Credit Risk

The Company maintains our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 under current regulations. At times, cash balances may exceed the FDIC-insured limits. As of August 31, 2026, the Company did not have cash balances in excess of FDIC-insured limits.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, who is one and the same, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2026 (the “Evaluation Date”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 31, 2026, management concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2026 under “Evaluation of Disclosure Controls and Procedures”.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K-1 filed with the Securities and Exchange Commission by Wewards, Inc. on March 1, 2017)
3.2	Certificate of Amendment to Articles of Incorporation dated January 18, 2018 (incorporated by reference to Exhibit 3.4 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
3.3	Bylaws of Wewards, Inc., f/k/a Betafox Corp. (incorporated by reference to Exhibit 3.2 of the Form 8-A filed with the Securities and Exchange Commission by Wewards, Inc. on July 2, 2018)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Form 10-K filed with the Securities and exchange Commission by Wewards, Inc. on August 31, 2022)
10.1	Intellectual Property Rights Purchase and Transfer Agreement between Wewards, Inc. and United Power, Inc., dated as of April 2, 2020 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed with the Securities and Exchange Commission by Wewards, Inc. on April 7, 2020)
10.2	Debt Cancellation Agreement, dated as of March 31, 2026 (incorporated by reference to Exhibit 10.2 of the Form 10-K/A filed with the Securities and Exchange Commission by Wewards, Inc. on October 9, 2026)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Form 10-K filed with the Securities and Exchange Commission by Wewards, Inc. on September 14, 2026)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)s
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101)

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWARDS, INC.

Date: October 15, 2026	By:	/s/ Lei Pei
Lei Pei
President, Chief Executive Officer and Chief Financial Officer

